Form 10-Q
period 2011-09-30
JH Designs, Inc.
filed 2011-12-30
CIK 1520668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-174196

JH DESIGNS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11271 Ventura Blvd., Suite 511

Studio City, California 91604

(Address of principal executive offices, zip code)

(818) 472-6001

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 28, 2011, there were 9,845,000 shares of common stock, $0.001 par value per share, outstanding.

JH DESIGNS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements	F-1

		Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010.	F-1

		Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, and the period from February 19, 2009 (Inception) to September 30, 2011 (Unaudited).	F-2

		Consolidated Statement of Stockholders’ Deficit for the period from February 19, 2009 (Inception) through September 30, 2011 (Unaudited).	F-3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and the period from February 19, 2009 (Inception) through September 30, 2011 (Unaudited).	F-4

		Notes to Financial Statements (Unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

	Item 4.	Controls and Procedures.	11

Part II.	Other Information
	Item 1.	Legal Proceedings.	12

	Item 1A.	Risk Factors.	12

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

	Item 3.	Defaults Upon Senior Securities.	12

	Item 4.	(Removed and Reserved).	12

	Item 5.	Other Information.	12

	Item 6.	Exhibits.	12

Signatures			12

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of JH Designs, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 96.4% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1. CONSOLIDATED FINANCIAL STATEMENTS.

JH Designs, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,543	$12,719
Prepaid expenses	-	4,000

Total current assets	1,543	16,719

COMPUTER EQUIPMENT
Computer equipment	10,761	10,761
Less accumulated depreciation	(6,706)	(5,092)

Total computer equipment	4,055	5,669

OTHER ASSETS
Security deposit	250	250

Total Assets	$5,848	$22,638

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line of credit	$13,409	$15,699
Accrued expenses	-	10,400
Notes payable	13,200	13,200
Advances from the stockholder and Chief Executive Officer	8,647	4,509
	35,256	43,808

Total current liabilities	35,256	43,808

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 9,845,000 shares issued and outstanding	9,845	9,845
Additional paid-in capital	(2,295)	(2,295)
Deficit accumulated during the development stage	(36,958)	(28,720)

Total stockholders' deficit	(29,408)	(21,170)

Total Liabilities and Stockholders' Deficit	$5,848	$22,638

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	February 19, 2009 (inception)
	Ended	Ended	Ended	Ended	through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$5,072	$134,945

Cost of Services	-	-	-	-	83,686

Gross Profit	-	-	-	5,072	51,259

Operating Expenses
Advertising and promotion	-	-	-	7,997	10,432
Depreciation expense	538	637	1,614	1,911	6,706
Insurance expense	-	-	-	883	12,046
Payroll expenses	-	-	-	-	11,478
Professional fees	500	11,750	4,500	11,750	35,561
Rent - storage	183	484	492	794	25,022
Rent - office	-	-	-	2,200	20,466
General and administrative	66	(597)	411	1,004	25,399

Total operating expenses	1,287	12,274	7,017	26,539	147,110

Loss from Operations	(1,287)	(12,274)	(7,017)	(21,467)	(95,851)
				-
Other (Income) Expense
Interest expense	340	-	1,221	-	1,648

Total other (income) expense	340	-	1,221	(21,467)	1,648

Loss before Income Taxes	(1,627)	(12,274)	(8,238)	(21,467)	(97,499)

Income Tax Provision	-	-	-	-	-

Net Loss	$(1,627)	$(12,274)	$(8,238)	$(21,467)	$(97,499)

Pro Forma:

Loss before Income Taxes	(1,627)	(12,274)	(8,238)	(21,467)	(97,499)

Pro Forma Income Tax Provision	-	-	-	-	-

Pro Forma Net Loss	$(1,627)	$(12,274)	$(8,238)	$(21,467)	$(97,499)

Net Loss per Common Share: - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average Common Shares Outstanding - Basic and Diluted	9,845,000	9,585,714	9,845,000	9,529,452

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

For the period From February 19, 2009 (inception) through September 30, 2011

(Unaudited)

					Deficit Accumulated
		Common Stock,		Additional	during the	Total
	Member's	$0.001 Par Value		Paid-In	Development	Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Common shares issued to founder for membership interest upon formation	-	9,500,000	9,500	(9,500)	-	-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	9,500,000	9,500	(9,500)	(52,557)	(49,022)

Member's capital contributed for the period from January 1, 2010 through July 29, 2010	33,026	-	-	-	-	33,026

Net loss for the period from January 1, 2010 through July 29, 2010	-	-	-	-	(7,984)	(7,984)

Reclassification of LLC member capital as additional paid-in capital	(36,561)	-	-	36,561	-	-

Reclassification of accumulated deficit and net loss as of July 29, 2010	-	-	-	(60,541)	60,541	-

Shares issued for cash at $0.001 par value per share on August 4, 2010	-	30,000	30	-	-	30

Shares issued for cash at $0.1 per share	-	315,000	315	31,185	-	31,500

Net loss for the period from July 30, 2010 through December 30, 2010	-	-	-	-	(28,720)	(28,720)

Balance December 31, 2010	-	9,845,000	9,845	(2,295)	(28,720)	(21,170)

Net loss	-	-	-	-	(8,238)	(8,238)

Balance September 30, 2011	$-	9,845,000	$9,845	$(2,295)	$(36,958)	$(29,408)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	February 19, 2009
	Ended	Ended	(Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,238)	$(21,467)	$(97,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,614	1,911	6,706
Changes in operating assets and liabilities:
Prepaid expenses	4,000	-	-
Security deposit	-	-	(250)
Accrued expenses	(10,400)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(13,024)	(19,556)	(91,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(640)	-
Proceeds from line of credit	-	(1,888)	15,699
Repayments of line of credit	(2,290)	-	(2,290)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-	(12,000)	(45,800)
Proceeds from majority stockholder	4,138	530	8,648
Proceeds from sale of common shares	-	21,000	31,500
Member's capital	-	22,544	36,590

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,848	29,546	103,347

NET CHANGE IN CASH	(11,176)	9,990	1,543

Cash at beginning of period	12,719	542	-

Cash at end of period	$1,543	$10,532	$1,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.

(A Development Stage Company)

September 30, 2011and 2010

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Staged for Success LLC

On February 19, 2009, Mr. Jonathan Hopp formed Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California.  LLC engages in home staging and interior design services business.

JH Designs, Inc.

JH Designs, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on July 29, 2010 for the sole purpose of acquiring all of the outstanding membership units of Staged for Success LLC. Upon formation the Company issued 9,500,000 shares of the newly formed corporation’s common stock to Mr. Jonathan Hopp, for all of the outstanding membership units of Staged for Success LLC.  No value was given to the stock issued by the Company.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,500).

Merger of Staged for Success LLC

On September 1, 2010, the Company acquired from Mr. Jonathan Hopp, the 100% interest in LLC for one (1) dollar.  The acquisition of LLC (“Predecessor”) by the Company has been accounted for as a reverse acquisition for financial accounting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Predecessor (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Predecessor which are recorded at historical cost. The equity of the Company is the historical equity of Predecessor retroactively restated to reflect the number of shares issued by the Company in the transaction.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification  issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying the single member LLC’s owner capital account inclusive of capital contribution of $36,561 and a deficit accumulated during the development stage of ($60,541) to additional paid-in capital as of July 29, 2010.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company as of December 31, 2010 and 2009, and for the period from February 19, 2009 (inception) through December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on November 9, 2011.

Principle of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)
Staged for Success LLC	As of September 30, 2011 and 2010, for the interim periods then ended and for the period from February 19, 2009 (Inception) through September 30, 2011.

JH Designs Inc.

As of September 30, 2011 and 2010, for the interim period ended September 30, 2011, for the period from July 29, 2010 (Inception) through September 30, 2010 and for the period from July 29, 2010 (Inception) through September 30, 2011

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability, and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment; interest rate; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Computer Equipment

Computer equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of computer equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company was a single member LLC, until July 29, 2010 during which time the Company was treated as a disregarded entity for income tax purposes.  The operating results prior to July 29, 2010 of LLC were included in the tax return of the Company’s founder.

Effective July 29, 2010, the Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant the provisions of Section 740-10-25 for the interim period ended September 30, 2011 or 2010.

Pro Forma Income Tax Information (Unaudited)

Prior to July 29, 2010, the date of recapitalization, the Company was an LLC.  The operating results prior to July 29, 2010 of the LLC were included in the tax return of the Company’s founder for income tax purposes.  The unaudited pro forma income tax amounts, income tax provision, deferred tax assets, and the valuation allowance of deferred tax assets included in the accompanying consolidated statements of operations and income taxes note reflect the provision for income taxes which would have been recorded if the Company had been incorporated as of the beginning of the first date presented.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2011 or 2010.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2011, a net loss and net cash used in operating activities for the interim period then ended.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Computer equipment	$10,761	$10,761

Less accumulated depreciation	(6,706	(5,092)

	$4,055	$5,669

Depreciation expense

Depreciation expense for the interim period ended September 30, 2011 and 2010 was $1,614 and $1,911, respectively.

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 from a financial institution with an interest rate at 9.75% per annum, payable monthly and with principal due on demand.  The usage and availability of the line of credit at September 30, 2011 were as follows:

	Date of Expiration	Total Facility	Facility Used	Facility Available
Wells Fargo Bank, N.A.	Due on demand	$16,000	$13,409	$2,591

		$16,600	$13,409	$2,591

Note 6 – Notes Payable

Notes payable at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Notes payable	$13,200	$13,200

	$13,200	$13,200

LLC has notes payable to an unrelated third party. The notes are unsecured, non-interest bearing and due on demand.

Note 7 – Related Party Transactions

Advances from Stockholder and Chief Executive Officer

From time to time, the stockholder and the Chief Executive Officer of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder and Chief Executive Officer at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Advances from stockholder and Chief Executive Officer	$8,647	$4,509

	$8,647	$4,509

Free Office Space from Stockholder and Chief Executive Officer

The Company has been provided office space by the stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 8 – Stockholders’ Deficit

Shares Authorized

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share and 100,000,000 shares of common stock with a par value of $0.001 per share.

Common Stock

The Company was incorporated on July 29, 2010 at which time 9,500,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of LLC. No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,500).  In other words, no net value was assigned to these shares.

On August 4, 2010, the Company sold 30,000 shares of its common stock at par value $0.001 per share for $30.

For the period from September 1, 2010 through December 30, 2010, the Company sold 315,000 shares of its common stock at $0.1 per share, or $31,500 in aggregate for cash.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of JH Designs, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2010 audited financial statements and related notes included in the Company’s most recent registration statement on Form S-1, as amended (File No. 333-174196; the “Registration Statement”), as filed with the SEC on November 3, 2011, and declared effective by the SEC on November 9, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

JH Designs, Inc. (the “Company” or “we”) was incorporated in the State of Nevada on February 19, 2009 and has a fiscal year end of December 31.  We are a development stage Company.

Going Concern

To date the Company has little operations and little revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to September 30, 2011, we raised a total of $31,530 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Principle of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)
Staged for Success LLC	As of September 30, 2011 and 2010, for the interim periods then ended and for the period from February 19, 2009 (Inception) through September 30, 2011.

JH Designs Inc.

As of September 30, 2011 and 2010, for the interim period ended September 30, 2011, for the period from July 29, 2010 (Inception) through September 30, 2010 and for the period from July 29, 2010 (Inception) through September 30, 2011

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability, and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment; interest rate; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Computer Equipment

Computer equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of computer equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company was a single member LLC, until July 29, 2010 during which time the Company was treated as a disregarded entity for income tax purposes.  The operating results prior to July 29, 2010 of LLC were included in the tax return of the Company’s founder.

Effective July 29, 2010, the Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant the provisions of Section 740-10-25 for the interim period ended September 30, 2011 or 2010.

Pro Forma Income Tax Information (Unaudited)

Prior to July 29, 2010, the date of recapitalization, the Company was an LLC.  The operating results prior to July 29, 2010 of the LLC were included in the tax return of the Company’s founder for income tax purposes.  The unaudited pro forma income tax amounts, income tax provision, deferred tax assets, and the valuation allowance of deferred tax assets included in the accompanying consolidated statements of operations and income taxes note reflect the provision for income taxes which would have been recorded if the Company had been incorporated as of the beginning of the first date presented.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2011 or 2010.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PLAN OF OPERATION

Our plan of operation for the twelve months as of the filing date of this Form 10-Q is as follows:

Item(1)	Estimated Cost	Anticipated Date of Completion from Date of Filing of this Form 10-Q
Hire computer consultant to install new computer system and inventory programs	$16,000 one time cost	120 days
Develop a training program for employees for staging systems	$10,000 one time cost	120 days
Add 2 employees experienced in interior design and staging	$100,000 per year	60 days
Hire a consultant (not Jonathan Hopp) for sales and development of marketing programs and speaking engagements (2)	$36,000 annually	ongoing
Implement monthly staging newsletter	$12,000 annually	ongoing
Engage retailers to sponsor furnishing for staging	$12,000 annually	120 days
Completed first draft of book by June 1, published on September 28, 2011 (3)	$25,000	Complete and in printing (3)
Improve website by client testimonials, video of staging projects, and newsletter articles	$12,000 one time cost and $1,200 annually	120 days
Total Estimated Cost:	$223,000

(1) Our planned future business activities reflected in our plan of operation that will receive priority over others in the event we are not able to conduct all of these activities due to a lack of funding are first to complete printing of book published September 28, 2011, and then all other activities listed in order of in which they are listed in this chart.

(2) Our subsidiary, Staged for Success, LLC, hired a consultant in the past to provide support obtaining speaking engagements with real estate firms. In our experience, real estate offices are not responsive to requests to give presentations. We plan to use our consultant, as Staged for Success has, to use his or her contacts and acquaintances to meet with the real estate professional at their weekly meetings. We have found that the advantage of this approach is that nearly all the agents are present as such meetings, which increases our ability to garner staging jobs. In conjunction with the distribution of brochures, we have found that agents continued to refer business for staging contracts and meetings with clients.

(3) For the purposes of this prospectus, “published” means that Mr. Hopp’s book is finished and in final form and the publisher of the book is ready to print the book in both electronic and paper forms. By contrast, by using the term “printing,” we mean that the book can be delivered to purchasers in both electronic and paper form.

As Mr. Hopp’s book, Interior Bliss: How to Decorate Like a Pro Without Breaking the Bank, is complete and is currently being printed. Using Mr. Hopp’s book as a means of introduction, presentations are planned for the most active real estate offices in key markets that are known to employ stagers, which markets we have identified as Santa Monica, Pacific Palisades, Beverly Hills, Holmby Hills, Hollywood, Studio City, Sherman Oaks, Hidden Hills and Thousand Oaks, all of which are in California. As we provide home staging and interior design services to sellers of residential properties, we plan to increase our staff commensurate with the work increase we may experience, and simultaneously implement our planned training program to control the consistency and efficiency of staging and installation. Additionally, we plan to acquire additional inventory as our business grows, if at all.

Results of Operations

Three and Nine-Month Periods Ended September 20, 2011 and 2010

We recorded no revenues for the three and nine months ended September 30, 2011.   For the three ended September 30, 2010, we also recorded no revenues, but for the nine months ended September 30, 201, we recorded 5,072 of revenues.  From the period of February 19, 2009 (inception) to September 30, 2011, we recorded $134,945 of revenues.  The revenues are a result solely of our acquisition of Staged for Success, LLC, on September 1, 2010, and which was in business in 2009.  The revenues decreased significantly as our business was affected by the downturn in the economy.  We were not formed as a corporation until July 29, 2010, and have never generated revenues except as a result of our acquisition of Staged for Success.  Future revenue generation is dependent on the successful execution of our plan of operation.

During the three months ended September 30, 2011 we incurred total operating expenses and losses of $1,287 consisting of $538 of depreciation expenses,  $500 of professional fees, $183 of storage rental, and $66 of general and administration expenses. By contrast, during the three months ended September 30, 2010, we incurred total operating expenses and losses of $12,274, consisting of depreciation of $637, professional fees of $11,750, storage of $484 and general and administrative credit of $597.

For the three months ended September 30, 2011, we had interest expense of $340, as compared to interest expense of $0 for the three months ended September 30, 2010.  Interest expense for the nine months ended September 30, 2011, was $1,221 as compared to interest expense of $0 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011 we incurred total operating expenses and losses of $7,017 consisting of $1,614 of depreciation expenses,  $4,500 of professional fees, $492 of storage rental, and $411 of general and administration expenses. By contrast, during the nine months ended September 30, 2010, we incurred total operating expenses and losses of $21,467, consisting of $7,997 of advertising and promotion, depreciation of $1,911, insurance expenses of $883, professional fees of $11,750, storage rent of $794, office rent of $2,200 and $1,004 of general and administrative expenses.

From the period of February 19, 2009 (inception) to September 30, 2011, we incurred operating expenses of $95,851, and a total loss before income taxes of $97,499.

Liquidity and Capital Resources

At September 30, 2011, we had a cash balance of $1,543.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 2 months.  We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sales of our staging services. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of September 30, 2011.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JH DESIGNS, INC.
(Name of Registrant)

Date: December 30, 2011	By:	/s/ Jonathan Hopp
Name: Jonathan Hopp
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011.