Form 10-Q/A
period 2011-09-30
JH Designs, Inc.
filed 2012-01-11
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes  ☐ No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 28, 2011, there were 9,845,000 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to JH Designs, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on December 30, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

JH DESIGNS, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010.	F-1

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, and the period from February 19, 2009 (Inception) to September 30, 2011(Unaudited).	F-2

	Consolidated Statement of Stockholders’ Deficit for the period from February 19, 2009 (Inception) through September 30, 2011 (Unaudited).	F-3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and the period from February 19, 2009 (Inception) through September 30, 2011 (Unaudited).	F-4

	Notes to Financial Statements (Unaudited).	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

Part II. Other Information

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	(Removed and Reserved).	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

Signatures		15

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

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	For the Period from February 19, 2009 (inception)
	Ended	Ended	Ended	Ended	through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$5,072	$134,945

Cost of Services	-	-	-	-	83,686

Gross Profit	-	-	-	5,072	51,259

Operating Expenses
Advertising and promotion	-	-	-	7,997	10,432
Depreciation expense	538	637	1,614	1,911	6,706
Insurance expense	-	-	-	883	12,046
Payroll expenses	-	-	-	-	11,478
Professional fees	500	11,750	4,500	11,750	35,561
Rent - storage	183	484	492	794	25,022
Rent - office	-	-	-	2,200	20,466
General and administrative	66	(597)	411	1,004	25,399

Total operating expenses	1,287	12,274	7,017	26,539	147,110

Loss from Operations	(1,287)	(12,274)	(7,017)	(21,467)	(95,851)
				-
Other (Income) Expense
Interest expense	340	-	1,221	-	1,648

Total other (income) expense	340	-	1,221	(21,467)	1,648

Loss before Income Taxes	(1,627)	(12,274)	(8,238)	(21,467)	(97,499)

Income Tax Provision	-	-	-	-	-

Net Loss	$(1,627)	$(12,274)	$(8,238)	$(21,467)	$(97,499)

Pro Forma:

Loss before Income Taxes	(1,627)	(12,274)	(8,238)	(21,467)	(97,499)

Pro Forma Income Tax Provision	-	-	-	-	-

Pro Forma Net Loss	$(1,627)	$(12,274)	$(8,238)	$(21,467)	$(97,499)

Net Loss per Common Share: - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average Common Shares Outstanding - Basic and Diluted	9,845,000	9,585,714	9,845,000	9,529,452

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the period From February 19, 2009 (inception) through September 30, 2011
(Unaudited)

		Common Stock,		Additional	Deficit Accumulated during the	Total
	Member's	$0.001 Par Value		Paid-In	Development	Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Common shares issued to founder for membership interest upon formation	-	9,500,000	9,500	(9,500)	-	-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	9,500,000	9,500	(9,500)	(52,557)	(49,022)

Member's capital contributed for the period from January 1, 2010 through July 29, 2010	33,026	-	-	-	-	33,026

Net loss for the period from January 1, 2010 through July 29, 2010	-	-	-	-	(7,984)	(7,984)

Reclassification of LLC member capital as additional paid-in capital	(36,561)	-	-	36,561	-	-

Reclassification of accumulated deficit and net loss as of July 29, 2010	-	-	-	(60,541)	60,541	-

Shares issued for cash at $0.001 par value per share on August 4, 2010	-	30,000	30	-	-	30

Shares issued for cash at $0.1 per share	-	315,000	315	31,185	-	31,500

Net loss for the period from July 30, 2010 through December 30, 2010	-	-	-	-	(28,720)	(28,720)

Balance December 31, 2010	-	9,845,000	9,845	(2,295)	(28,720)	(21,170)

Net loss	-	-	-	-	(8,238)	(8,238)

Balance September 30, 2011	$-	9,845,000	$9,845	$(2,295)	$(36,958)	$(29,408)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months	For the Period from February 19, 2009
	Ended	Ended	(Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,238)	$(21,467)	$(97,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,614	1,911	6,706
Changes in operating assets and liabilities:
Prepaid expenses	4,000	-	-
Security deposit	-	-	(250)
Accrued expenses	(10,400)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(13,024)	(19,556)	(91,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(640)	-
Proceeds from line of credit	-	(1,888)	15,699
Repayments of line of credit	(2,290)	-	(2,290)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-	(12,000)	(45,800)
Proceeds from majority stockholder	4,138	530	8,648
Proceeds from sale of common shares	-	21,000	31,500
Member's capital	-	22,544	36,590

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,848	29,546	103,347

NET CHANGE IN CASH	(11,176)	9,990	1,543

Cash at beginning of period	12,719	542	-

Cash at end of period	$1,543	$10,532	$1,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Computer equipment	$10,761	$10,761

Less accumulated depreciation	(6,706)	(5,092)

	$4,055	$5,669

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

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 from a financial institution with an interest rate at 9.75% per annum, payable monthly and with principal due on demand.  The usage and availability of the line of credit at September 30, 2011 were as follows:

	Date of Expiration	Total Facility	Facility Used	Facility Available
Wells Fargo Bank, N.A.	Due on demand	16,000	$13,409	$2,591

		16,600	$13,409	$2,591

Note 6 – Notes Payable

Notes payable at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Notes payable	$13,200	$13,200

	$13,200	$13,200

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

PLAN OF OPERATION

Our plan of operation for the twelve months as of the filing date of this Form 10-Q is as follows:

Item (1)	Estimated Cost	Anticipated Date of Completion from Date of Filing of this Form 10-Q
Hire computer consultant to install new computer system and inventory programs	$16,000 one time cost	120 days
Develop a training program for employees for staging systems	$10,000 one time cost	120 days
Add 2 employees experienced in interior design and staging	$100,000 per year	60 days
Hire a consultant (not Jonathan Hopp) for sales and development of marketing programs and speaking engagements (2)	$36,000 annually	ongoing
Implement monthly staging newsletter	$12,000 annually	ongoing
Engage retailers to sponsor furnishing for staging	$12,000 annually	120 days
Completed first draft of book by June 1, published on September 28, 2011 (3)	$25,000	Complete and in printing (3)
Improve website by client testimonials, video of staging projects, and newsletter articles	$12,000 one time cost and $1,200 annually	120 days
Total Estimated Cost:	$223,000

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JH DESIGNS, INC.
(Name of Registrant)

Date: January 11, 2012	By:	/s/ Jonathan Hopp
Name: Jonathan Hopp
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.