Form 10-K
period 2011-12-31
JH Designs, Inc.
filed 2012-04-13
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No. 333-174196

JH DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11271 Ventura Blvd., Suite 511
Studio City, California 91604
 (Address of principal executive offices, zip code)

(818) 472-6001
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐   No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No  ☒

At June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $31,500.  At April 11, 2012, there were 9,845,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.  At December 31, 2011, the end of the Registrant’s most recently completed fiscal year, there were 9,845,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

JH DESIGNS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of JH Designs, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “JH Designs, Inc.”, “JH Designs,” “we”, “us,” or “our” are to JH Designs, Inc.

PART I

ITEM 1.   BUSINESS

ORGANIZATION SINCE INCEPTION ON JULY 29, 2010

On July 29, 2010, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of providing home staging and interior design services focusing on clients in the San Fernando Valley and the west side areas of Los Angeles, California. We plan to expand our business to other areas of the United States if we have the resources available to make such an expansion. We are a development stage company and cannot state with certainty whether we will ever achieve profitability. We have limited revenues, have minimal assets and have incurred losses since inception.

Jonathan Hopp has served as our President and Chief Executive Officer, Secretary and Treasurer, from August 4, 2010, until the current date. Our board of directors is comprised of one person:  Jonathan Hopp.

On September 1, 2010, we entered into a LLC Membership Purchase Agreement with Mr. Hopp, whereby for $1.00 we acquired a 100% limited liability company interest in Staged for Success LLC, a California limited liability company, which was owned 100% by Mr. Hopp. Staged for Success LLC, formed on February 19, 2009, is an entity through which Mr. Hopp had operated a home staging and interior design services business.  Staged for Success LLC (“Staged for Success”) is a wholly owned subsidiary of JH Designs, Inc. We operate our business through our Staged for Success LLC, which has operated a home staging and interior design services business since its inception.

There is no established public trading market for our common stock. Our authorized capital stock consists of 100,000,000 shares of common stock, with $0.001 par value per share, and 25,000,000 shares of “blank check” preferred stock, with no par value. As of December 31, 2011, there were 9,845,000 shares of our common stock issued and outstanding that were held by 37 registered stockholders of record, and no shares of preferred stock issued and outstanding. On August 5, 2010, we issued Mr. Hopp 9,500,000 shares of common stock in exchange for him acting as our President and Chief Executive Officer for a term of one year, which term ends on August 5, 2011.

IN GENERAL

We are a development stage company engaged in the business of providing home staging and interior design services focusing on clients in the San Fernando Valley and the west side areas of Los Angeles, California. Our design vision is that of Jonathan Hopp, our sole officer and director, whose home staging and design method and design has formed from over two decades of experience.

We have not little in the way revenues to date, have minimal assets and have incurred losses since inception. Our plan of operation is forward-looking. It is likely that we will not be able to achieve profitability and might need to cease operations due to the lack of funding. Our independent public accounting firm has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have no current plans, proposals or arrangements, written or otherwise, to seek a business combination with another entity in the near future.

Our 12-month plan of operation on page 17 requires that we spend $223,000 to develop our business. We will need to borrow additional funds or privately sell our equity or debt securities to raise sufficient funds to commence our plan of operation. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with our 12-month plan of operation. We have not commenced any activities to raise such funds and have no current plans on how to raise such funds.

HOME STAGING AND INTERIOR DESIGN SERVICES

We provide home staging and interior design services to sellers of residential properties.  Real estate agents are our primary customers.

We define “home staging” is the act of preparing the interior appearance of a private residence for sale in the real estate marketplace by the placement of furnishings, including furniture, art work and accessories, in the residence for the purpose of enhancing the appeal of the residence to potential purchasers of the residence.  Our home staging strategy is twofold. We use the interior furnishing of a residence as a device to (i) visually emphasize the best qualities of the interior design of a residence and (ii) make the residence appeal to the highest number of potential purchasers.  A residence successfully staged by us will improve the ability of a seller to sell a residence and obtain a higher price of the residence than if the residence were not staged. Our home staging techniques focus on improving a property's appeal by transforming it into a welcoming, attractive product that anyone might want.

Once the home closes escrow we remove the inventory and use it in the next project.

OPERATIONS SINCE INCEPTION

Steps we have taken to initiate operations include the acquisition of Staged for Success, LLC, on September 1, 2010, and continuing the operation of that business, specifically the staging of homes listed for sale. Presently our inventory, all of which is owned by us, allows for 13 staged properties. The items included in a staged property are furniture, art, lighting and accessories to furnish a living, dining and family rooms, as well as a kitchen and/or breakfast room, master bedroom and bath, and 1 office or guest room. Depending on the contract with a client, there may be additional pieces use on the exterior of a residence.

In terms of costs, there is little beyond paying for installation and removal of all staging materials. Additional costs include storage, salaries and ongoing promotional materials such as a brochure and business cards.

JH Designs utilizes a number of vendors to purchase tools and supplies for staging interiors. Supplies for staging a home are mainly: bins to move items; cleaning supplies and packing blankets.  Inventory, as mentioned above includes everything that is used to furnish a home. This would include pillows, linens, art, lamps, plants, furniture and accessories. The sources are numerous, ranging from retail stores, such as Pier 1 to Restoration Hardware, to art stores, fabric stores, picture framers and upholstery workrooms. All agreements with these vendors are pro-forma. Payment is required in full prior to receiving goods. A professional trade discount is offered by some sources ranging from 10% at Pottery Barn to 40% off suggested retail pricing at a furniture vendor, such as Lee Industries. There is no industry standard, and the trade discount is offered solely at the discretion of the manufacturer or retail shop. No specific action has been taken to further these relations. Everything is purchased on a cash basis as needed for projects.

On September 28, 2011, Mr. Hopp published a book, Interior Bliss:  How to Decorate Like a Pro Without Breaking the Bank, with No Limit Publishing Group. The purpose of the book is to aid in establishing JH Designs as a premier interior design and staging company. Specifically, the book offers advice and tips that anyone can implement in decorating their interiors. Interior Bliss will be used in conjunction with public speaking appearances Mr. Hopp will attempt to make in order to promote JH Designs. While the book will be available for sale as a paperback, there will also be an online video book (see, vook.com), to attempt to help establish JH Designs as an authority on decorating by becoming a published author. The book will also be a promotional tool to give to real estate agents and potential clients. At present the book is complete and in the final stages of editing.  Mr. Hopp has granted an oral, non-exclusive license for an indefinite term to us to use the book in the promotion and marketing of our business.

FUTURE PLANS

Our plan of operation for the twelve months following the date of this prospectus is as follows:

Item(1)	Estimated Cost	Anticipated Date of Completion from Date of this Prospectus
• Hire computer consultant to install new computer system and inventory programs	$16,000 one time cost	120 days
• Develop a training program for employees for staging systems	$10,000 one time cost	120 days
• Add 2 employees experienced in interior design and staging	$100,000 per year	60 days
• Hire a consultant (not Jonathan Hopp) for sales and development of marketing programs and speaking engagements (2)	$36,000 annually	ongoing
• Implement monthly staging newsletter	$12,000 annually	ongoing
• Engage retailers to sponsor furnishing for staging	$12,000 annually	120 days
• Completed first draft of book by June 1, published on September 28, 2011 (3)	$25,000	Complete and in printing (3)
• Improve website by client testimonials, video of staging projects, and newsletter articles	$12,000 one time cost and $1,200 annually	120 days
Total Estimated Cost:	$223,000

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

As Mr. Hopp’s book, Interior Bliss:  How to Decorate Like a Pro Without Breaking the Bank, is complete and has been printed. Using Mr. Hopp’s book as a means of introduction, presentations are planned for the most active real estate offices in key markets that are known to employ stagers, which markets we have identified as Santa Monica, Pacific Palisades, Beverly Hills, Holmby Hills, Hollywood, Studio City, Sherman Oaks, Hidden Hills and Thousand Oaks, all of which are in California. As we provide home staging and interior design services to sellers of residential properties, we plan to increase our staff commensurate with the work increase we may experience, and simultaneously implement our planned training program to control the consistency and efficiency of staging and installation.  Additionally, we plan to acquire additional inventory as our business grows, if at all.

Mr. Hopp anticipates spends approximately 20 hours per week on our business

MARKETING

Our primary means of marketing will be through our subsidiary, Staged for Success, LLC, which is, in turn, currently marketed primarily on Facebook and MySpace. We will also develop a website to help promote sales and reach out to consumers and the building industry. We will attempt to market our website in the United States through interior design magazines, trade shows and conventions and conferences.

Currently, information about our services can be found at www.jonathanhopp.com and www.stagedforsuccessinc.com.

COMPETITIVE CONDITIONS

The home staging and interior design services business is an extremely competitive industry. We are competing with many other home staging and interior design services companies in the Los Angeles area who provide home staging and interior design services. We are a very early stage home staging and interior design services company and a very small participant in the home staging and interior design services business. Being a development stage home staging and interior design services company, we compete with other companies like ours for financing.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that government regulation will have a material impact on the way we conduct our business because there are no special licenses, permits or regulations specific to our business.

EMPLOYEES

John Hopp, our sole officer and director, is our sole employee.

OUR EXECUTIVE OFFICES

Our executive offices are located at 11271 Ventura Blvd., #511, Studio City, California 91604. Our office space has been provided by Mr. Hopp at no cost.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.    RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our current business address is 11271 Ventura Blvd., #511, Studio City, California 91604. Our office space has been provided by Mr. Hopp at no cost.

We currently operate out of the residence of our CEO and president Jonathan Hopp and will not pay any rent to Mr. Hopp until such time as we generate cash flow from our fund raising activities or operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth above.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.    MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock do not trade on an exchange or on any over-the-counter market.

We intend to have our common stock be quoted on the OTC Bulletin Board. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and

(ii) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the OTC Bulletin Board or be accepted for listing of our securities on the NASDAQ Capital Market.

TRANSFER AGENT

The transfer agent for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place - Suite 100, Salt Lake City, Utah 84111, and their telephone number is: (801) 355-5740.

HOLDERS

As of December 31, 2011, the Company had 9,845,000 shares of our common stock issued and outstanding held by 37 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

JH Designs, Inc. (the “Company” or “we”) was incorporated in the State of Nevada on July 29, 2010 and has a fiscal year end of December 31. We are a development stage Company.  Implementing our planned business operation is dependent on our ability to raise approximately $248,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and the like.

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

PLAN OF OPERATION

We are a development stage company with very limited financial backing and assets. We are only in the early stages of developing our business. We currently have nominal revenues and an extremely limited operating history, and few current clients for our services. We anticipate that we will not be profitable for at least 24-30 months from the date hereof, which is dependent on completion of a financing of $223,000 to complete our plan of operation. From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the acquisition of Staged for Success, LLC, our subsidiary which we purchased from Jonathan Hopp, our sole officer and director, and the initial equity funding by our officer and director. We received our initial funding of $31,500 through the sale of common stock to 35 investors in a private placement, who purchased 350,000 shares at a purchase price of $0.10 per share.

We currently have only one employee, our sole office and director, Jonathan Hopp. During the first stages of our company's growth, our sole officer and director will provide his time free of charge to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officer and director will continue to be responsible for administering the company for at least the first year of operations. Management has the intention at this time to hire one consultant during the first year of operations, subject to financing. Due to limited financial resources, Mr. Hopp is planning to dedicate between 20 hours per week, to ensure all operations are executed.

We cannot guarantee we will be successful in our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are at least 12 months away from generating any meaningful revenue.

Our plan of operation for the twelve months as of the filing date of this Form 10-K is as follows:

Item (1)	Estimated Cost	Anticipated Date of Completion from Date of Filing of this Form 10-K
Hire computer consultant to install new computer system and inventory programs	$16,000 one time cost	120 days
Develop a training program for employees for staging systems	$10,000 one time cost	120 days
Add 2 employees experienced in interior design and staging	$100,000 per year	60 days
Hire a consultant (not Jonathan Hopp) for sales and development of marketing programs and speaking engagements (2)	$36,000 annually	ongoing
Implement monthly staging newsletter	$12,000 annually	ongoing
Engage retailers to sponsor furnishing for staging	$12,000 annually	120 days
Completed first draft of book by June 1, published on September 28, 2011 (3)	$25,000	Complete and in printing (3)
Improve website by client testimonials, video of staging projects, and newsletter articles	$12,000 one time cost and $1,200 annually	120 days
Total Estimated Cost:	$223,000

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

In addition to the $223,000 we anticipate spending for the plan of operation as outlined in the chart immediately above, we anticipate spending an additional $25,000 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $248,000. We will experience a shortage of funds prior to funding. While we may utilize funds from our Jonathan Hopp, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

During 2009, the U.S. residential real estate and credit markets experienced significant disruption as housing prices generally declined, unemployment increased, consumer delinquencies increased, and credit availability contracted and became more expensive for consumers and financial institutions. Many of these 2009 trends carried over into 2010 and 2011. As a consequence, we believe that the U.S. residential real estate market is currently in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. We believe our business is affected by these market conditions not because of falling residential real estate prices so much as by the lower volume of homes being sold. The higher the inventory of residential homes on the market, the larger the market for our services.

We will require additional funding to commence with our plan of operation; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with our plan of operation.

RESULTS OF OPERATIONS

We have generated $134,945 in revenues since inception and have incurred $149,702 in expenses from inception through December 31, 2011. These expenses were comprised of $10,432 in advertising and promotion expenses, $7,244 in depreciation expenses, $12,046 in insurance expenses, $11,478 in payroll expenses, $25,176 in storage rental expenses, $36,326 in professional fees, $20,466 in office rental expenses and $26,534 in general and administrative expenses. We incurred operating loss of $9,069 and $36,704 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011 we had no advertising or promotion expenses (as compared to $7,997 at December 31, 2010), $2,152 in depreciation expense (as compared to $2,548 at December 31, 2010), no insurance expense (as compared to $883 at December 31, 2010), $5,265 in  professional fees (as compared to $26,150 at December 31, 2010), $646 in storage rental expenses (as compared to $0 at December 31, 2010), $0 in office rental expenses $646 (as compared to $2,200 at December 31, 2010), and $1,546 in general and administrative expenses (as compared to $2,169 at December 31, 2010). Our net loss since inception (February 19, 2009) through December 31, 2011 was $100,183. The following table provides selected financial data about our company for the years ended December 31, 2011 and 2010.

Balance Sheet Data	December 31, 2011	December 31, 2010
Cash and Cash Equivalents	$882	$12,719
Total Assets	$4,649	$22,638
Total Liabilities	$36,741	$43,808
Shareholders’ Equity (Deficit)	$(32,092))	$(21,170)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to December 31, 2011, the Company had accumulated losses of $100,183. Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had a cash balance of $882. Our expenditures over the next 12 months are expected to be approximately $248,000.

At December 31, 2011 our cash position reduced to $882 from $12,719 to fund operations.

We must raise approximately $223,000, to complete our plan of operation for the next 12 months. Additionally, we anticipate spending an additional $25,000 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business and our business will fail.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31 2011 and 2010, for the period then ended and for the period from July 29, 2010 (inception) through December 31, 2011. LLC is included as of December 31, 2011 and 2010, for the years then ended, and for the period from February 19, 2009 (date of formation) through December 31, 2011. All intercompany balances and transactions have been eliminated.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of computer equipment; income tax rate, income taxes provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

 Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and 2010.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Income Tax Provisions

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the year ended December 31, 2011 or 2010.

Unaudited Pro Forma Income Tax Information

The operating results prior to July 29, 2010 of LLC were included in the tax return of the Company’s founder for income tax purposes. The unaudited pro forma income tax amounts included in the accompanying consolidated statements of operations and income taxes note reflect the provision for income taxes which would have been recorded if the Company had been incorporated as of the beginning of the first date presented.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding for the year ended December 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.   FINANCIAL STATEMENTS

JH Designs, Inc.

(A Development Stage Company)

December 31, 2011 and 2010

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010, and for the Period from February 19, 2009 (Inception) through December 31, 2011	F-5

Consolidated Statement of Stockholders’ Deficit for the Period from February 19, 2009 (Inception) through December 31, 2011	F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and 2010, and for the Period from February 19, 2009 (Inception) through December 31, 2011	F-7

Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JH Designs, Inc.
(A development stage company)
Studio City, California

We have audited the accompanying consolidated balance sheets of JH Designs, Inc., a development stage company (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011 and 2010, and for the period from February 19, 2009 (Inception) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and 2010, and for the period from February 19, 2009 (Inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 16, 2012

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$882	$12,719
Prepaid expenses	-	4,000

Total current assets	882	16,719

FIXED ASSETS
Computer equipment	10,761	10,761
Less accumulated depreciation	(7,244)	(5,092)

Total fixed assets	3,517	5,669

OTHER ASSETS
Security deposit	250	250

Total Assets	$4,649	$22,638

LIABILITIES AND STOCKHOLDERS'DEFICIT
CURRENT LIABILITIES:
Line of credit	$12,525	$15,699
Accrued expenses	903	10,400
Notes payable	13,200	13,200
Advances from the majority stockholder and Chief Executive Officer	10,113	4,509
	36,741	43,808

Total current liabilities	36,741	43,808

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,845,000 shares issued and outstanding	9,845	9,845
Additional paid-in capital	(2,295)	(2,295)
Deficit accumulated during the development stage	(39,642)	(28,720)

Total stockholders' deficit	(32,092)	(21,170)

Total Liabilities and Stockholders' Deficit	$4,649	$22,638

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Year	For the Year	February 19, 2009
	Ended	Ended	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

Net Revenues	$-	$5,243	$134,945

Cost of Services	-	-	83,686

Gross Profit	-	5,243	51,259

Operating Expenses
Advertising and promotion	-	7,997	10,432
Depreciation expense	2,152	2,548	7,244
Insurance expense	-	883	12,046
Payroll expenses	-	-	11,478
Professional fees	5,265	26,150	36,326
Rent - storage	646	-	25,176
Rent - office	-	2,200	20,466
General and administrative	1,546	2,169	26,534

Total operating expenses	9,609	41,947	149,702

Loss from Operations	(9,609)	(36,704)	(98,443)
		-
Other (Income) Expenses
Interest expense	1,313	-	1,740

Total other (income) expense	1,313	(36,704)	1,740

Loss before Income Taxes	(10,922)	(36,704)	(100,183)

Income Tax Provision	-	-	-

Net Loss	$(10,922)	$(36,704)	$(100,183)

Pro Forma:

Income (Loss) before Income Taxes	(10,922)	(36,704)	(100,183)

Pro Forma Income Tax Provision	-	-	-

Pro Forma Net Income (Loss)	$(10,922)	$(36,704)	$(100,183)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	9,845,000	9,595,969

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit

	Member's	Common Stock, $0.001 Par Value		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Shares issued to founder for membership interest upon formation		9,500,000	9,500	(9,500)		-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	9,500,000	9,500	(9,500)	(52,557)	(49,022)

Member's capital contributed for the period
from January 1, 2010 through July 29, 2010	33,026					33,026

Net loss for the period
from January 1, 2010 through July 29, 2010					(7,984)	(7,984)

Reclassification of LLC member capital
as additional paid-in capital	(36,561)			36,561		-

Reclassification of accumulated deficit and net loss
as of July 29, 2010				(60,541)	60,541	-

Shares issued for cash at $0.001 par value per share
on August 4, 2010		30,000	30			30

Shares issued for cash at $0.1 per share		315,000	315	31,185		31,500

Net loss for the period
from July 30, 2010 through December 30, 2010					(28,720)	(28,720)

Balance December 31, 2010	-	9,845,000	9,845	(2,295)	(28,720)	(21,170)

Net loss for year					(10,922)	(10,922)

Balance December 31, 2011	$-	9,845,000	$9,845	$(2,295)	$(39,642)	$(32,092)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Year	For the Year	February 19, 2009
	Ended	Ended	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,922)	$(36,704)	$(100,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,152	2,548	7,244
Changes in operating assets and liabilities:
Prepaid expenses	4,000	(4,000)	-
Security deposit	-	-	(250)
Accrued expenses	(9,497)	10,402	904

NET CASH USED IN OPERATING ACTIVITIES	(14,267)	(27,754)	(92,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	5,172	15,699
Repayment of line of credit	(3,173)	-	(3,173)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-	(24,805)	(45,800)
Advances from majority stockholder	5,603	4,509	10,112
Proceeds from sale of common shares	-	31,500	31,500
Member's capital		23,555	36,590

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,430	39,931	103,928

NET CHANGE IN CASH	(11,837)	12,177	882

Cash at beginning of period	12,719	542	-

Cash at end of period	$882	$12,719	$882

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$1,313	$-	$1,313
Income tax paid	$	$-	$-

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
December 31, 2011 and 2010
Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Staged for Success, LLC

On February 19, 2009, Mr. Jonathan Hopp formed Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California. LLC engages in home staging and interior design services business.

JH Designs, Inc.

JH Designs, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on July 29, 2010. Upon formation the Company issued 9,500,000 shares of its common stock to Mr. Jonathan Hopp, the founder, in exchange for the existing business of the LLC.  No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,500). The sole purpose of the formation of the Company is to acquire Staged for Success LLC, a single member LLC owned and operating by Mr. Jonathan Hopp.  The Company was inactive prior to the acquisition of Staged for Success LLC.

Merger of Staged for Success, LLC

On September 1, 2010, the Company acquired, from Mr. Jonathan Hopp, a 100% interest in LLC for one (1) dollar.  The acquisition of LLC (“Predecessor”) by the Company has been accounted for as a reverse acquisition for financial accounting purposes. The reverse acquisition is deemed a capital transaction and the net assets of Predecessor (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Predecessor which are recorded at historical cost. The equity of the Company is the historical equity of Predecessor retroactively restated to reflect the number of shares issued by the Company in the transaction.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying the single member LLC’s owner capital account inclusive of capital contribution of $3,535 and a deficit accumulated during the development stage of ($60,541) to additional paid-in capital as of July 29, 2010.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31 2011 and 2010, for the period then ended and for the period from July 29, 2010 (inception) through December 31, 2011  LLC is included as of December 31, 2011 and 2010, for the years then ended, and for the period from February 19, 2009 (date of formation) through December 31, 2011.  All intercompany balances and transactions have been eliminated.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of computer equipment; income tax rate, income taxes provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

 Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and 2010.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Income Tax Provisions

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the year ended December 31, 2011 or 2010.

Unaudited Pro Forma Income Tax Information

The operating results prior to July 29, 2010 of LLC were included in the tax return of the Company’s founder for income tax purposes. The unaudited pro forma income tax amounts included in the accompanying consolidated statements of operations and income taxes note reflect the provision for income taxes which would have been recorded if the Company had been incorporated as of the beginning of the first date presented.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding for the year ended December 31, 2011 or 2010

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

 As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation at December 31, 2011 and December 31, 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Computer equipment	$10,761	$10,761

Less accumulated depreciation	(7,244)	(5,092)

	$3,517	$5,669

Depreciation Expense

Depreciation expense for the years ended December 31, 2011 and 2010 was $2,152 and $2,548 respectively.

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 with a financial institution with interest at 9.75% per annum, payable monthly, with the principal due on demand. The usage and availability of the line of credit at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010

Total Facility	$16,000	$16,000

Facility Used	$12,525	$15,699

Facility Available	$3,475	$301

Note 6 – Notes Payable

Notes payable at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Notes payable	$13,200	$13,200

	$13,200	$13,200

LLC has notes payable to an unrelated third party. The notes are unsecured, non-interest bearing and due on demand.

Note 7 – Related Party Transactions

Advances from majority stockholder and Chief Executive Officer

Advances from majority stockholder and Chief Executive Officer at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Advances from major stockholder and Chief Executive Officer	$10,113	$4,509

	$10,113	$4,509

The advances from major stockholder and Chief Executive Officer bear no interest and are due on demand.

Free Office Space from its Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 8 – Stockholders’ Deficit

Shares Authorized

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock with a par value of $0.001 per share.

Common Stock

The Company was incorporated on July 29, 2010 at which time 9,500,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of the LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,500).  In other words, no net value was assigned to these shares.

On August 4, 2010, the Company sold 30,000 shares of common stock at par value $0.001 per share for $30.

For the period from September 1, 2010 through December 30, 2010, the Company sold 315,000 shares of common stock at $0.1 per share, or $31,500 in aggregate for cash.

Note 9 – Income Tax Provision

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $39,642 that may be used to offset future taxable income through the fiscal year ending December 31, 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $13,478 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $13,478.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $3,714 and $9,764 for the year ended December 31, 2011 and for the period from July 29, 2010 through December 31, 2010, respectively.

Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred Tax Assets – Non-current:

Expected income tax benefit from NOL Carry-forwards	$13,478	$9,764

Less valuation allowance	(13,478)	(9,764)

Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year ended December 31, 2011	For the Year ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

Pro Forma Income Tax Information (Unaudited)

Pro Forma Deferred Tax Assets

If the Company had been incorporated as of the beginning of the first date presented at February 19, 2009 (inception), the Company’s net operating loss (“NOL”) carry–forwards for Federal income tax purposes would have been $100,183 that may be offset against future taxable income through 2031; and the Company’s net deferred tax assets and valuation allowance would have been $34,063; and its valuation allowance would have increased approximately $3,714 and  $12,480 for the year ended December 31, 2011 and 2010.

Components of pro forma deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred Tax Assets – Non-current:

Expected income tax benefit from NOL Carry-forwards	$34,063	$30,349

Less valuation allowance	(34,063)	$(30,349)

Deferred tax assets, net of valuation allowance	$-	$-

Pro Forma Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the pro forma federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year ended December 31, 2011	For the Year ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2011.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President Chief Executive Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Jonathan Hopp, our President and Chief Executive Officer, who also serves as our principal accounting and financial officer, Mr. Hopp concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer who also serves as our principal financial and accounting officer, in connection with the review of our financial statements as of December 31, 2011.

To address the material weakness discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting.  Management's Report was not subject to attestation by the Company's public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management's Report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of December 31, 2011 are as follows:

Name	Age	Positions and Offices

Jonathan Hopp	49	President and Chief Executive Officer, and Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

JONATHAN HOPP, AGE 49

Mr. Hopp has served as our President, Chief Executive Officer, Secretary and a Director since July 29, 2010. Since 2001, Mr. Hopp has owned and operated Jonathan Hopp Interior Design, a sole proprietorship, based in the Los Angeles, California. Through his business, Jonathan Hopp Interior Design, Mr. Hopp works as an advisor regarding interior design, from interior finish designs and construction consultation, to furniture selection, specification and purchasing. In February 2009, Mr. Hopp formed Staged for Success, LLC, a California limited liability company, now a subsidiary of JH Designs, Inc.  Mr. Hopp recently completed Interior Bliss:  How to Decorate Like A Pro Without Breaking The Bank, a book about teaching the tips and strategies employed in the staging company Staged For Success.   Interior Bliss is being published in August 2011. Mr. Hopp has also been published in Good Housekeeping Magazine as well as Valley Magazine. Additionally, he has appeared on Designer’s Challenge and Beautiful Homes and Great Estates.  Mr. Hopp’s background as a business owner, an interior designer and a published author on interior design led to our conclusion that Mr. Hopp should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, which member does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2011, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.   EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal year ended as indicated.

						Non-Equity
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Jonathan Hopp (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	9,500(2)(3)	0	0	0	0	9,500

(1) President and Chief Executive Officer, Secretary, Treasurer and Director.

(2)  Pursuant to a Letter Agreement, dated August 5, 2010, by and between Registrant and Jonathan Hopp, our sole officer and director, we issued Mr. Hopp 9,500,000 shares of common stock, at a value of $0.001 per share in exchange for him acting as our President and Chief Executive Officer for a term of one year, which term ends on August 5, 2011.

(3) This valuation was calculated as of the grant date fair value in accordance with FASB ASC 718.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

Pursuant to a letter agreement, dated November 19, 2009, (i) the Company is obligated to pay Jonathan Hopp, the Company’s President and Chief Executive Officer, Treasurer and a Director, for a term of two years, $1,000 per month, as consideration for Ms. Wildmen serving and performing her duties as President of the Company, and (ii)  Ms. Wildmen shall assign her right to such compensation of $1,000 per month to the Company, until such time as the Company closes on an equity or debt financing of not less than $100,000.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2011:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Jonathan Hopp	0	0	0	0	0	0	0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,845,000 shares of our common stock issued and outstanding as of December 31, 2011.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

The percentages below are calculated based on 9,845,000 shares of our common stock issued and outstanding as of November 2, 2011 We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned

Common Stock:	Mr. Jonathan Hopp, President, Chief Executive Officer, Secretary, Treasurer and Director (1)	9,500,000	96.4%

All executive officers and directors as a group		9,500,000	96.4%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o JH Designs, Inc., 11271 Ventura Blvd. #511, Studio City, California 91604.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2011 and 2010, the total fees charged to the company for audit services, including quarterly reviews were $12,000 (including a payment of $6,000 after December 31, 2011 for the audit services included in this Annual report on Form 10-K) and $12,500, for audit-related services were $1,050 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1	LLC Membership Purchase Agreement, dated September 1, 2010, by and between Registrant and Jonathan Hopp*

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-174196), filed with the Commission on May 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JH DESIGNS, INC.
(Name of Registrant)

Date: April 13, 2012	By:	/s/ Jonathan Hopp
	Name:	Jonathan Hopp
	Title:	President and Chief Executive Officer, Secretary, Treasurer (and principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

2.1	LLC Membership Purchase Agreement, dated September 1, 2010, by and between Registrant and Jonathan Hopp*

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-174196), filed with the Commission on May 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.