Form 10-Q
period 2012-03-31
JH Designs, Inc.
filed 2012-05-15
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of May 14, 2012, there were 9,845,000 shares of common stock, $0.001 par value per share, outstanding.

JH DESIGNS, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011.	F-1

	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, and the period from February 19, 2009 (Inception) to March 31, 2012 (Unaudited).	F-2

	Consolidated Statement of Stockholders’ Deficit for the period from February 19, 2009 (Inception) through March 31, 2012 (Unaudited).	F-3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the period from February 19, 2009 (Inception) through March 31, 2012 (Unaudited).	F-4

	Notes to Financial Statements (Unaudited).	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4.	Controls and Procedures.	13

Part II. Other Information

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults Upon Senior Securities.	14

Item 4.	(Removed and Reserved).	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

Signatures		15

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$435	$882

Total current assets	435	882

FIXED ASSETS
Computer equipment	10,761	10,761
Less accumulated depreciation	(7,782)	(7,244)

Total fixed assets	2,979	3,517

OTHER ASSETS
Security deposit	250	250

Total Assets	$3,664	$4,649

LIABILITIES AND STOCKHOLDERS'DEFICIT
CURRENT LIABILITIES:
Line of credit	$11,865	$12,525
Accrued expenses	1,800	903
Notes payable	13,200	13,200
Advances from the majority stockholder and Chief Executive Officer	10,951	10,113
	37,816	36,741

Total current liabilities	37,816	36,741

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,845,000 shares issued and outstanding	9,845	9,845
Additional paid-in capital	(2,295)	(2,295)
Deficit accumulated during the development stage	(41,702)	(39,642)

Total stockholders' deficit	(34,152)	(32,092)

Total Liabilities and Stockholders' Deficit	$3,664	$4,649

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Three	For the Three	February 19, 2009
	Months Ended	Months Ended	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$134,945

Cost of Services	-	-	83,686

Gross Profit	-	-	51,259

Operating Expenses
Advertising and promotion	-		10,432
Depreciation expense	538	538	7,782
Insurance expense	-		12,046
Payroll expenses	-		11,478
Professional fees	1,000	4,000	37,326
Rent - storage	-	155	25,176
Rent - office	-		20,466
General and administrative	229	124	26,763

Total operating expenses	1,767	4,817	151,469

Loss from Operations	(1,767)	(4,817)	(100,210)
		-
Other (Income) Expenses
Interest expense	293	267	2,033

Total other (income) expense	293	(5,084)	2,033

Loss before Income Taxes	(2,060)	(5,084)	(102,243)

Income Tax Provision	-	-	-

Net Loss	$(2,060)	$(5,084)	$(102,243)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and Diluted	9,845,000	9,845,000

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(Unaudited)

					Deficit
				Additional	Accumulated	Total
	Member's	Common Stock, $0.001 Par Value		Paid-In	during the	Stockholders'
	Capital	Shares	Amount	Capital	Development stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Shares issued to founder for membership interest upon formation		9,500,000	9,500	(9,500)		-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	9,500,000	9,500	(9,500)	(52,557)	(49,022)

Member's capital contributed for the period from January 1, 2010 through July 29, 2010	33,026					33,026

Net loss for the period from January 1, 2010 through July 29, 2010					(7,984)	(7,984)

Reclassification of LLC member capital as additional paid-in capital	(36,561)			36,561		-

Reclassification of accumulated deficit and net loss as of July 29, 2010				(60,541)	60,541	-

Shares issued for cash at $0.001 par value per share on August 4, 2010		30,000	30			30

Shares issued for cash at $0.10 per share		315,000	315	31,185		31,500

Net loss for the period from July 30, 2010 through December 30, 2010					(28,720)	(28,720)

Balance December 31, 2010	-	9,845,000	9,845	(2,295)	(28,720)	(21,170)

Net loss for year					(10,922)	(10,922)

Balance December 31, 2011	-	9,845,000	9,845	(2,295)	(39,642)	(32,092)

Net loss for three months ended March 31, 2012					(2,060)	(2,060)

Balance March 31, 2012	$-	9,845,000	$9,845	$(2,295)	$(41,702)	$(34,152)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Three	For the Three	February 19, 2009
	Months Ended	Months Ended	(Inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,060)	$(5,084)	$(102,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	538	538	7,782
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Security deposit	-	-	(250)
Accrued expenses	897	(10,400)	1,801

NET CASH USED IN OPERATING ACTIVITIES	(625)	(10,946)	(92,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	235	15,699
Repayment of line of credit	(660)	-	(3,833)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-	-	(45,800)
Advances from majority stockholder	838	-	10,950
Proceeds from sale of common shares	-	-	31,500
Member's capital	-	-	36,590

NET CASH PROVIDED BY FINANCING ACTIVITIES	178	235	104,106

NET CHANGE IN CASH	(447)	(10,711)	435

Cash at beginning of period	882	12,719	-

Cash at end of period	$435	$2,008	$435

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:

Interest paid	$293	$267	$1,606
Income tax paid	$	$-	$-

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
March 31, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Staged for Success, LLC

On February 19, 2009, Mr. Jonathan Hopp formed Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California.  LLC engages in home staging and interior design services business.

JH Designs, Inc.

JH Designs, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on July 29, 2010. Upon formation the Company issued 9,500,000 shares of its common stock to Mr. Jonathan Hopp, the founder, in exchange for the existing business of the LLC.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $0.001 par value and paid in capital was recorded as a negative amount ($9,500). The sole purpose of the formation of the Company is to acquire Staged for Success LLC, a single member LLC owned and operating by Mr. Jonathan Hopp.  The Company was inactive prior to the acquisition of Staged for Success LLC.

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

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying the single member LLC’s owner capital account inclusive of capital contribution of $3,535 and a deficit accumulated during the development stage of ($60,541) to additional paid-in capital as of July 29, 2010.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2012.

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and LLC as of March 31, 2012 and 2011, for the interim period then ended and for the period from February 19, 2009 (inception) through March 31, 2012.

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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of computer equipment; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

 Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments Measured on a Recurring Basis

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and December 31, 2011.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. a amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended March 31, 2012 or 2011.

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

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

 As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012, a net loss and net cash used in operating activities of for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011

Computer equipment	$10,761	$10,761

Less accumulated depreciation	(7,782)	(7,244)

	$2,979	$3,517

Depreciation expense

Depreciation expense for the interim period ended March 31, 2012 and 2011 was $538 each.

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 with a financial institution with interest at 9.75% per annum, payable monthly and the principal due on demand.  The usage and availability of the line of credit at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011

Total Facility	$16,000	$16,000
Facility Used	$11,865	$12,525
Facility Available	$4,135	$3,475

Note 6 – Notes Payable

Notes payable at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011

Notes payable	$13,200	$13,200

	$13,200	$13,200

LLC has notes payable to an unrelated third party. The notes are unsecured, bear no interest and are due on demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from majority stockholder and Chief Executive Officer

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from majority stockholder and Chief Executive Officer at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011

Advances from major stockholder and Chief Executive Officer	$10,951	$10,113

	$10,951	$10,113

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

Common Stock

The Company was incorporated on July 29, 2010 at which time 9,500,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of the LLC. No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,500).  In other words, no net value was assigned to these shares..

On August 4, 2010, the Company sold 30,000 shares of common stock at par value $0.001 per share for $30.

For the period from September 1, 2010 through December 30, 2010, the Company sold 315,000 shares of common stock at $0.10 per share, or $31,500 in aggregate for cash.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of JH Designs, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2011 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 333-174196), as filed with the SEC on April 13, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

JH Designs, Inc. (the “Company” or “we”) was incorporated in the State of Nevada on February 19, 2009 and has a fiscal year end of December 31.  We are a development stage Company.

Going Concern

To date the Company has little operations and little revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-174196) and declared effective by the SEC on November 9, 2011, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to March 31, 2012, we have raised a total of $31,530 from private offerings of our common stock.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2012.

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and LLC as of March 31, 2012 and 2011, for the interim period then ended and for the period from February 19, 2009 (inception) through March 31, 2012.

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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of computer equipment; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments Measured on a Recurring Basis

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and December 31, 2011.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. a amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended March 31, 2012 or 2011.

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

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

Results of Operations

Three -Month Periods Ended March 31, 2012 and 2011

We recorded no revenues for the three months ended March 31, 2012 and 2011.  For the three months ended March 31, 2012, we also recorded no revenues.  From the period of February 19, 2009 (inception) to March 31, 2012, we recorded $134,945 of revenues.  The revenues are a result solely of our acquisition of Staged for Success, LLC, on September 1, 2010, and which was in business in 2009.  Revenues have decreased significantly as our business was affected by the downturn in the economy.  We were not formed as a corporation until July 29, 2010, and have never generated revenues except as a result of our acquisition of Staged for Success.  Future revenue generation is dependent on the successful execution of our plan of operation.

During the three months ended March 31, 2012 we incurred total operating expenses and losses of $1,767 consisting of $538 of depreciation, $1,000 of professional fees, and $229 of general and administration expenses.   By contrast, during the three months ended March 31, 2011, we incurred total operating expenses and losses of $4,817, consisting of consisting of depreciation of $538, professional fees of $4,000, storage of $155 and general and administrative expenses of $124.

For the three months ended March 31, 2012, we had an interest expense of $293, as compared to an interest expense of $267 for the three months ended March 31, 2011.

From the period of February 19, 2009 (inception) to March 31, 2012, we incurred operating expenses of $100,210, and a total loss before income taxes of $100,243.

Liquidity and Capital Resources

At March 31, 2012, we had a cash balance of $435.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 2 months.  We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sales of our staging services. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

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

JH DESIGNS, INC.
(Name of Registrant)

Date: May 15, 2012	By:	/s/ Jonathan Hopp
Name: Jonathan Hopp
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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