Form 10-Q
period 2012-06-30
JH Designs, Inc.
filed 2012-08-14
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, there were 9,845,000 shares of common stock, $0.001 par value per share, outstanding.

JH DESIGNS, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011.	F-1

		Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011, and the period from February 19, 2009 (Inception) to June 30, 2012 (Unaudited).	F-2

		Consolidated Statement of Stockholders’ Deficit for the period from February 19, 2009 (Inception) through June 30, 2012 (Unaudited).	F-3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and the period from February 19, 2009 (Inception) through June 30, 2012 (Unaudited).	F-4

		Notes to the Financial Statements (Unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information

	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			15

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$920	$882

Total current assets	920	882

FIXED ASSETS
Computer equipment	10,761	10,761
Less accumulated depreciation	(8,320)	(7,244)

Total fixed assets	2,441	3,517

OTHER ASSETS
Security deposit	250	250

Total Assets	$3,611	$4,649

LIABILITIES AND STOCKHOLDERS'DEFICIT

CURRENT LIABILITIES:
Line of credit	$11,416	$12,525
Accounts payable and accrued expenses	13,350	903
Notes payable	13,200	13,200
Advances from the majority stockholder and Chief Executive Officer	19,673	10,113
	57,639	36,741

Total current liabilities	57,639	36,741

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,845,000 shares issued and outstanding	9,845	9,845
Additional paid-in capital	(2,295)	(2,295)
Deficit accumulated during the development stage	(61,578)	(39,642)

Total stockholders' deficit	(54,028)	(32,092)

Total Liabilities and Stockholders' Deficit	$3,611	$4,649

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from February 19, 2009 (inception) through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-	$134,945

Cost of Services	-	-	-	-	83,686

Gross Profit	-	-	-	-	51,259

Operating Expenses
Advertising and promotion	-	-	-	-	10,432
Depreciation expense	538	538	1,076	1,076	8,320
Insurance expense	-	-	-	-	12,046
Payroll expenses	-	-	-	-	11,478
Professional fees	19,050	-	20,050	4,000	56,376
Rent - storage	-	154	163	309	25,339
Rent - office	-	-	-	-	20,466
General and administrative	15	221	81	345	26,615

Total operating expenses	19,603	913	21,370	5,730	171,072

Loss from Operations	(19,603)	(913)	(21,370)	(5,730)	(119,813)
		-		-
Other (Income) Expenses
Interest expense	273	614	566	881	2,306

Total other (income) expense	273	614	566	881	2,306

Loss before Income Taxes	(19,876)	(1,527)	(21,936)	(6,611)	(122,119)

Income Tax Provision	-	-	-	-	-

Net Loss	$(19,876)	$(1,527)	$(21,936)	$(6,611)	$(122,119)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	9,845,000	9,845,000	9,845,000	9,845,000

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period from February 19, 2009 (Inception) through June 30, 2012
(Unaudited)

	Member's	Common Stock, $0.001 Par Value		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Shares issued to founder for membership interest upon formation		9,500,000	9,500	(9,500)		-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	9,500,000	9,500	(9,500)	(52,557)	(49,022)

Member's capital contributed for the period
from January 1, 2010 through July 29, 2010	33,026					33,026

Net loss for the period
from January 1, 2010 through July 29, 2010					(7,984)	(7,984)

Reclassification of LLC member capital
as additional paid-in capital	(36,561)			36,561		-

Reclassification of accumulated deficit
and net loss as of July 29, 2010				(60,541)	60,541	-

Shares issued for cash at $0.001 par value
per share on August 4, 2010		30,000	30			30

Shares issued for cash at $0.1 per share		315,000	315	31,185		31,500

Net loss for the period from
July 30, 2010 through December 30, 2010					(28,720)	(28,720)

Balance December 31, 2010	-	9,845,000	9,845	(2,295)	(28,720)	(21,170)

Net loss for year					(10,922)	(10,922)

Balance December 31, 2011	-	9,845,000	9,845	(2,295)	(39,642)	(32,092)

Net loss					(21,936)	(21,936)

Balance June 30, 2012	$-	9,845,000	$9,845	$(2,295)	$(61,578)	$(54,028)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended	For the Period from February 19, 2009 (Inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,936)	$(6,611)	$(122,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,076	1,076	8,320
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Security deposit	-	-	(250)
Accounts payable and accrued expenses	12,447	(10,400)	13,350

NET CASH USED IN OPERATING ACTIVITIES	(8,413)	(11,935)	(100,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	235	15,699
Repayment of line of credit	(1,109)	(1,718)	(4,282)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-	-	(45,800)
Proceeds from majority stockholder	9,560	3,338	19,673
Proceeds from sale of common shares	-	-	31,500
Member's capital	-	-	36,590

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,451	1,855	112,380

NET CHANGE IN CASH	38	(10,080)	920

Cash at beginning of the period	882	12,719	-

Cash at end of the period	$920	$2,639	$920

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$566	$881	$1,879
Income tax paid	$-	$-	$-

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
June 30, 2012 and 2011
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

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2012 and December 31, 2011 for the period then ended, and for the period from July 29, 2010 (inception) through June 30, 2012.  LLC is included as of June 30, 2012 and December 31, 2011, for the interim period ended June 30, 2012 and 2011, and for the period from February 19, 2009 (date of formation) through June 30, 2012.  All intercompany balances and transactions have been eliminated.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and December 31, 2011.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

 This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

 As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities of for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Computer equipment	$10,761	$10,761

Less accumulated depreciation	(8,320)	(7,244)

	$2,441	$3,517

Depreciation expense

Depreciation expense for the six months ended June 30, 2012 and 2011 was $1,076.

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 with a financial institution with interest at 9.75% per annum, payable monthly and the principal due on demand.  The usage and availability of the line of credit at June 30, 2012 and December 31, 2011 were as follows:
	June 30, 2012	December 31, 2011

Total Facility	$16,000	$16,000
Facility Used	$11,416	$12,525
Facility Available	$4,584	$3,475

Note 6 – Notes Payable

Notes payable at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Notes payable	$13,200	$13,200

	$13,200	$13,200

LLC has notes payable to an unrelated third party. The notes are unsecured, bear no interest and are due on demand.

Note 7 – Related Party Transactions

Advances from Majority Stockholder and Chief Executive Officer

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from the majority stockholder and Chief Executive Officer at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Advances from major stockholder and Chief Executive Officer	$19,673	$10,113

	$19,673	$10,113

The advances from the majority stockholder and Chief Executive Officer bear no interest and are due on demand.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of JH Designs, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2011 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 333-174196), as filed with the SEC on April 4, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to June 30, 2012, we have raised a total of $31,530 from private offerings of our common stock.

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

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and LLC as of June 30, 2012 and 2011, for the interim period then ended and for the period from February 19, 2009 (inception) through June 30, 2012.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and December 31, 2011.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2012 or 2011.

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

PLAN OF OPERATION

Our plan of operation for the twelve months as of the filing date of this Form 10-Q is as follows:

Item(1)	Estimated Cost	Anticipated Date of Completion from Date of Filing of this Form 10-Q
• Hire computer consultant to install new computer system and inventory programs	$16,000 one time cost	120 days
• Develop a training program for employees for staging systems	$10,000 one time cost	120 days
• Add 2 employees experienced in interior design and staging	$100,000 per year	60 days
• Hire a consultant (not Jonathan Hopp) for sales and development of marketing programs and speaking engagements (2)	$36,000 annually	ongoing
• Implement monthly staging newsletter	$12,000 annually	ongoing
• Engage retailers to sponsor furnishing for staging	$12,000 annually	120 days
• Completed first draft of book by June 1, published on September 28, 2011 (3)	$25,000	Complete and printed (3)
• Improve website by client testimonials, video of staging projects, and newsletter articles	$12,000 one time cost and $1,200 annually	120 days
Total Estimated Cost:	$223,000

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

Results of Operations

Three -Month and Six-Month Periods Ended June 30, 2012 and 2011

We recorded no revenues for the three months and six months ended June 30, 2012 and 2011.  From the period of February 19, 2009 (inception) to June 30, 2012, we recorded $134,945 of revenues.  The revenues are a result solely of our acquisition of Staged for Success, LLC, on September 1, 2010, and which was in business in 2009.  Revenues have decreased significantly as our business was affected by the downturn in the economy.  We were not formed as a corporation until July 29, 2010, and have never generated revenues except as a result of our acquisition of Staged for Success.  Future revenue generation is dependent on the successful execution of our plan of operation.

During the three months ended June 30, 2012 we incurred total operating expenses and losses of $19,603 consisting of $538 of depreciation, $19,050 of professional fees, and $15 of general and administration expenses.   By contrast, during the three months ended June 30, 2011, we incurred total operating expenses and losses of $913, consisting of consisting of depreciation of $538, storage of $154 and general and administrative expenses of $221.

For the three months ended June 30, 2012, we had an interest expense of $273, as compared to an interest expense of $614 for the three months ended June 30, 2011.

From the period of February 19, 2009 (inception) to June 30, 2012, we incurred operating expenses of $119,813, and a total loss before income taxes of $122,119.

Liquidity and Capital Resources

At June 30, 2012, we had a cash balance of $920.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 2 months.  We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sales of our staging services. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2012.

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
_______________
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

JH DESIGNS, INC.
(Name of Registrant)

Date: August 14, 2012	By:	/s/ Jonathan Hopp
Name: Jonathan Hopp
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

___________
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