Form 10-Q/A
period 2012-06-30
JH Designs, Inc.
filed 2012-09-14
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to JH Designs, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JH DESIGNS, INC.
(Name of Registrant)

Date: September 13, 2012	By:	/s/ Jonathan Hopp
Name: Jonathan Hopp
Title: President and Chief Executive Officer

4

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

5