Form 10-Q
period 2012-09-30
JH Designs, Inc.
filed 2012-11-14
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2012, there were 196,900,000 shares of common stock, $0.001 par value per share, outstanding.

JH DESIGNS, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011.	F-1

		Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, and the period from February 19, 2009 (Inception) to September 30, 2012 (Unaudited).	F-2

		Consolidated Statement of Stockholders’ Deficit for the period from February 19, 2009 (Inception) through September 30, 2012 (Unaudited).	F-3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the period from February 19, 2009 (Inception) through September 30, 2012 (Unaudited).	F-4

		Notes to Financial Statements (Unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information

	Item 1.	Legal Proceedings.	14

	Item 1A.	Risk Factors.	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

	Item 3.	Defaults Upon Senior Securities.	14

	Item 4.	Mine Safety Disclosures.	14

	Item 5.	Other Information.	14

	Item 6.	Exhibits.	15

Signatures			16

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

PART I. FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$905	$882

Total current assets	905	882

FIXED ASSETS
Computer equipment	10,761	10,761
Less accumulated depreciation	(8,858)	(7,244)

Total fixed assets	1,903	3,517

OTHER ASSETS
Security deposit	250	250

Total Assets	$3,058	$4,649

LIABILITIES AND STOCKHOLDERS'DEFICIT
CURRENT LIABILITIES:
Line of credit	$11,130	$12,525
Accounts payable and accrued expenses	12,430	903
Notes payable	13,200	13,200
Advances from the majority stockholder and Chief Executive Officer	25,227	10,113
	61,987	36,741

Total current liabilities	61,987	36,741

STOCKHOLDERS' DEFICIT

Preferred stock: $0.0001 par value; 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized;
196,900,000 shares issued and outstanding	19,690	19,690
Additional paid-in capital	(12,140)	(12,140)
Deficit accumulated during the development stage	(66,479)	(39,642)

Total stockholders' deficit	(58,929)	(32,092)

Total Liabilities and Stockholders' Deficit	$3,058	$4,649

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

					For the Period from
	For the Three	For the Three	For the Nine	For the Nine	February 19, 2009
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-	$134,945

Cost of Services	-	-	-	-	83,686

Gross Profit	-	-	-	-	51,259

Operating Expenses
Advertising and promotion	-	-	-	-	10,432
Depreciation expense	538	538	1,614	1,614	8,858
Insurance expense	-	-	-	-	12,046
Payroll expenses	-	-	-	-	11,478
Professional fees	4,080	500	24,130	4,500	60,456
Rent - storage	-	183	163	492	25,339
Rent - office	-	-	-	-	20,466
General and administrative	15	66	96	411	26,630

Total operating expenses	4,633	1,287	26,003	7,017	175,705

Loss from Operations	(4,633)	(1,287)	(26,003)	(7,017)	(124,446)
		-		-
Other (Income) Expenses
Interest expense	268	340	834	1,221	2,574

Total other (income) expense	268	340	834	1,221	2,574

Loss before Income Taxes	(4,901)	(1,627)	(26,837)	(8,238)	(127,020)

Income Tax Provision	-	-	-	-	-

Net Loss	$(4,901)	$(1,627)	$(26,837)	$(8,238)	$(127,020)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	196,900,000	196,900,000	196,900,000	196,900,000

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period from February 19, 2009 (Inception) through September 30, 2012
(Unaudited)

					Deficit
					Accumulated
	Member's	Common Stock, $0.001 Par Value		Additional Paid-In	during the Development	Total Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Shares issued to founder for membership interest upon formation		190,000,000	19,000	(19,000)		-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	190,000,000	19,000	(19,000)	(52,557)	(49,022)

Member's capital contributed for the period
from January 1, 2010 through July 29, 2010	33,026					33,026

Net loss for the period
from January 1, 2010 through July 29, 2010					(7,984)	(7,984)

Reclassification of LLC member capital
as additional paid-in capital	(36,561)			36,561		-

Reclassification of accumulated deficit and net loss
as of July 29, 2010				(60,541)	60,541	-

Shares issued for cash at $0.0005 per share
on August 4, 2010		600,000	60	(30)		30

Shares issued for cash at $0.005 per share		6,300,000	630	30,870		31,500

Net loss for the period
from July 30, 2010 through December 30, 2010					(28,720)	(28,720)

Balance December 31, 2010	-	196,900,000	19,690	(12,140)	(28,720)	(21,170)

Net loss					(10,922)	(10,922)

Balance December 31, 2011	-	196,900,000	19,690	(12,140)	(39,642)	(32,092)

Net loss					(26,837)	(26,837)

Balance September 30, 2012	$-	196,900,000	$19,690	$(12,140)	$(66,479)	$(58,929)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Nine	For the Nine	February 19, 2009
	Months Ended	Months Ended	(Inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,837)	$(8,238)	$(127,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,614	1,614	8,858
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Security deposit	-	-	(250)
Accounts payable and accrued expenses	11,527	(10,400)	12,430

NET CASH USED IN OPERATING ACTIVITIES	(13,696)	(13,024)	(105,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	370	4,050	16,069
Repayment of line of credit	(1,765)	(6,341)	(4,938)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-	-	(45,800)
Advance from majority stockholder	15,114	4,138	25,227
Proceeds from sale of common shares	-	-	31,500
Member's capital	-	-	36,590

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,719	1,847	117,648

NET CHANGE IN CASH	23	(11,177)	905

Cash at beginning of the period	882	12,719	-

Cash at end of the period	$905	$1,542	$905

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:

Interest paid	$834	$1,104	$2,147
Income tax paid	$-	$-	$-

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
September 30, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 -Organization and Operations

Staged for Success, LLC

On February 19, 2009, Mr. Jonathan Hopp formed Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California.  LLC engages in home staging and interior design services business.

JH Designs, Inc.

JH Designs, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on July 29, 2010. Upon formation the Company issued 190,000,000 shares of its common stock to Mr. Jonathan Hopp, the founder, in exchange for the existing business of the LLC.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,500). The sole purpose of the formation of the Company is to acquire Staged for Success LLC, a single member LLC owned and operating by Mr. Jonathan Hopp.  The Company was inactive prior to the acquisition of Staged for Success LLC.

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

Change to the Articles of Incorporation

On September 11, 2012, the Company filed a Certificate of Change to the Articles of Incorporation of the Company pursuant to NRS 78.209 with the Secretary of State of Nevada, (i) to effectuate an amendment to the Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of twenty-for-one (20:1) (the “Forward Stock Split”) and (ii) to change its authorized capital from 100,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock with a par value of $0.0001.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the twenty-for-one (20:1) Forward Stock Split.

Note 2 -Summary of Significant Accounting Policies

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

Principle of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2012 and December 31, 2011 for the period then ended, and for the period from July 29, 2010 (inception) through September 30, 2012.  LLC is included as of September 30, 2012 and December 31, 2011, for the interim period ended September 30, 2012 and 2011, and for the period from February 19, 2009 (date of formation) through September 30, 2012.  All intercompany balances and transactions have been eliminated.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of computer equipment; income tax rate, income taxes provision, deferred tax assets and valuation allowance on deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012 and December 31, 2011.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful livesagainst their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

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

Effective July 29, 2010, the Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.Deferred tax assets are reduced by a valuation allowance to the extent management concludes it ismore likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

There were no potentially dilutive shares outstandingfor the interim period ended September 30, 2012 or 2011.

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

Note 3 –Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2012	December 31, 2011

Computer equipment	$10,761	$10,761

Less accumulated depreciation	(8,858)	(7,244)

	$1,903	$3,517

Depreciation expense

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $1,614 each.

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 with a financial institution with interest at 9.75% per annum, payable monthly with principal due on demand.  The usage and availability of the line of credit were as follows:

	September 30, 2012	December 31, 2011

Total Facility	$16,000	$16,000
Facility Used	$11,130	$12,525
Facility Available	$4,870	$3,475

Note 6 – Notes Payable

Notes payable consisted of the following:

	September 30, 2012	December 31, 2011

Notes payable	$13,200	$13,200

	$13,200	$13,200

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

Advances from the majority stockholder and Chief Executive Officer consisted of the following:

	September 30, 2012	December 31, 2011

Advances from major stockholder and Chief Executive Officer	$25,227	$10,113

	$25,227	$10,113

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

Note 8 – Stockholders’ Deficit

Shares Authorized

Upon formation the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock with a par value of $0.001 per share.

On September 11, 2012, the Company filed a Certificate of Change to the Articles of Incorporation of the Company pursuant to NRS 78.209 with the Secretary of State of Nevada, (i) to effectuate an amendment to the Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of twenty-for-one (20:1) (the “Forward Stock Split”) and (ii) to change its authorized capital from 100,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock with a par value of $0.0001.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the twenty-for-one (20:1) Forward Stock Split.

Common Stock

The Company was incorporated on July 29, 2010 at which time 190,000,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of the LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.0001 par value and paid in capital was recorded as a negative amount ($19,000).  In other words, no net value was assigned to these shares.

On August 4, 2010, the Company sold 600,000 shares of common stock at par value $0.0005 per share for $30.

For the period from September 1, 2010 through December 30, 2010, the Company sold 6,300,000 shares of common stock at $0.005 per share, or $31,500 in aggregate for cash.

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to September 30, 2012, we have raised a total of $31,530 from private offerings of our common stock.

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

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and LLC as of September 30, 2012 and 2011, for the interim period then ended and for the period from February 19, 2009 (inception) through September 30, 2012.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012 and December 31, 2011.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2012 or 2011.

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

PLAN OF OPERATION

Our plan of operation for the twelve months as of the filing date of this Form 10-Q is as follows:

Item	Estimated Cost	Anticipated Date of Completion from Date of Filing of this Form 10-Q
Hire computer consultant to install new computer system and inventory programs	$16,000 one time cost	120 days
Develop a training program for employees for staging systems	$10,000 one time cost	120 days
Add 2 employees experienced in interior design and staging	$100,000 per year	60 days
Hire a consultant (not Jonathan Hopp) for sales and development of marketing programs and speaking engagements (1)	$36,000 annually	ongoing
• Implement monthly staging newsletter	$12,000 annually	ongoing
• Engage retailers to sponsor furnishing for staging	$12,000 annually	120 days
Completed first draft of book by June 1, published on September 28, 2011 (2)	$25,000	Complete and printed (3)
Improve website by client testimonials, video of staging projects, and newsletter articles	$12,000 one time cost and $1,200 annually	120 days
Total Estimated Cost:	$223,000

(1) Our subsidiary, Staged for Success, LLC, hired a consultant in the past to provide support obtaining speaking engagements with real estate firms. In our experience, real estate offices are not responsive to requests to give presentations. We plan to use our consultant, as Staged for Success has, to use his or her contacts and acquaintances to meet with the real estate professional at their weekly meetings. We have found that the advantage of this approach is that nearly all the agents are present as such meetings, which increases our ability to garner staging jobs. In conjunction with the distribution of brochures, we have found that agents continued to refer business for staging contracts and meetings with clients.

(2) For the purposes of this prospectus, “published” means that Mr. Hopp’s book is finished and in final form and the publisher of the book is ready to print the book in both electronic and paper forms. By contrast, by using the term “printing,” we mean that the book can be delivered to purchasers in both electronic and paper form.

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

Results of Operations

Three -Month and Nine-Month Periods Ended September 30, 2012 and 2011

We recorded no revenues for the three months and nine months ended September 30, 2012 and 2011.  From the period of February 19, 2009 (inception) to September 30, 2012, we recorded $134,945 of revenues.  The revenues are a result solely of our acquisition of Staged for Success, LLC, on September 1, 2010, and which was in business in 2009.  Revenues have decreased significantly as our business was affected by the downturn in the economy.  We were not formed as a corporation until July 29, 2010, and have never generated revenues except as a result of our acquisition of Staged for Success.  Future revenue generation is dependent on the successful execution of our plan of operation.

During the three months ended September 30, 2012 we incurred total operating expenses and losses of $4,633 consisting of $538 of depreciation, $4,080 of professional fees, and $15 of general and administration expenses.   By contrast, during the three months ended September 30, 2011, we incurred total operating expenses and losses of $1,287, consisting of consisting of depreciation of $538, professional fees of $500, rent/storage of $183, and general and administrative expenses of $66.

For the nine months ended September 30, 2012 we incurred total operating expenses and losses of $26,837 consisting of $1,614 of depreciation, $24,130 of professional fees, rent/storage expenses of  163 and $96 of general and administration expenses.   By contrast, for the nine months ended September 30, 2011, we incurred total operating expenses and losses of  $7,017, consisting of consisting of depreciation of $1,614, professional fees of $4,500, rent/storage of $492, and general and administrative expenses of $411.

For the three months ended September 30, 2012, we had an interest expense of $268, as compared to an interest expense of $340 for the three months ended September 30, 2011.

From the period of February 19, 2009 (inception) to September 30, 2012, we incurred operating expenses of $127,020, and a total loss before income taxes of $127,020.

Liquidity and Capital Resources

At September 30, 2012, we had a cash balance of $905.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 2 months.  We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sales of our staging services. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2012.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

None.

ITEM 5.    OTHER INFORMATION.

Amendments to Articles of Incorporation

On September 11, 2012, the board of directors and the majority of voting power held by the stockholders of the JH Designs, Inc., a Nevada corporation (the “Company”), approved an amendment to the Company’s Articles of Incorporation (i) increasing the number of authorized shares of common stock from 100,000,000 to 300,000,000, and (ii) effecting a twenty-for-one (20:1) forward split of the Company’s issued and outstanding shares of common stock.  The increase in authorized shares of common stock and the forward stock split became effective under Nevada law on September 13, 2012.  The forward split became effective with the Financial Industry Regulatory Authority, Inc. as of the opening of business on September 24, 2012.  As a result of the forward stock split, each share of the Company’s common stock issued and outstanding at the close of business on September 23, 2012 was split into 20 shares of the Company’s common stock.

The board of directors believes that it is advisable and in the best interests of the Company to have available additional authorized but unissued shares of common stock in an amount adequate to provide for the Company’s future needs.  The unissued shares of common stock will be available for issuance from time to time as may be deemed advisable or required for various purposes, including the issuance of shares in connection with financing or acquisition transactions.  The Company has no present (i) plans or commitments for the issuance or use of the additional shares of common stock in connection with any financing, and (ii) plans, proposals or arrangements, written or otherwise, at this time to issue any of the additional authorized shares of common stock in connection with a merger or acquisition.

Common Stock

The increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 is not intended to have any anti-takeover effect and is not part of any series of anti-takeover measures contained in any debt instruments or the Articles of Incorporation or the Bylaws of the Company in effect on the date of this Information Statement. However, the Company’s stockholders should note that the availability of additional authorized and unissued shares of common stock could make any attempt to gain control of the Company or the board of directors more difficult or time consuming and that the availability of additional authorized and unissued shares might make it more difficult to remove management.  The Company is not aware of any proposed attempt to take over the Company or of any attempt to acquire a large block of the Company’s common stock.  The Company has no present intention to use the increased number of authorized common stock for anti-takeover purposes.

Anti-Takeover Effects

Our board of directors does not currently contemplate the adoption of any other amendments to our Articles of Incorporation that could be construed to affect the ability of third parties to take over or change the control of the Company.  While it is possible that management could use the additional authorized shares of common stock or preferred stock to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders, we have no intent, plans or proposals to use the newly created preferred stock as an anti-takeover mechanism or to adopt other provisions or enter into other arrangements that may have anti-takeover consequences.

ITEM 6.    EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation
3.1.3	Certificate of Change
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011.

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

JH DESIGNS, INC.
(Name of Registrant)

Date: November 14, 2012	By:	/s/ Jonathan Hopp
Jonathan Hopp
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation
3.1.3	Certificate of Change
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.