Form 10-K
period 2012-12-31
JH Designs, Inc.
filed 2013-04-12
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

At June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $31,500. At April 8, 2013, there were 196,900,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding. At December 31, 2012, the end of the Registrant’s most recently completed fiscal year, there were 196,900,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

On September 11, 2012, the board of directors and the majority of voting power held by the stockholders of the Company, approved an amendment to the Company’s Articles of Incorporation (i) increasing the number of authorized shares of common stock from 100,000,000 to 300,000,000, and (ii) effecting a twenty-for-one (20:1) forward split of the Company’s issued and outstanding shares of common stock. The increase in authorized shares of common stock and the forward stock split became effective under Nevada law on September 13, 2012. The forward split became effective with the Financial Industry Regulatory Authority, Inc. as of the opening of business on September 24, 2012. As a result of the forward stock split, each share of the Company’s common stock issued and outstanding at the close of business on September 23, 2012 was split into 20 shares of the Company’s common stock.

There is no established public trading market for our common stock. Our authorized capital stock consists of 300,000,000 shares of common stock, with $0.001 par value per share, and 25,000,000 shares of “blank check” preferred stock, $0.001 par value per share. As of December 31, 2012, there were 196,900,000 shares of our common stock issued and outstanding that were held by 37 registered stockholders of record, and no shares of preferred stock issued and outstanding. On August 5, 2010, we issued Mr. Hopp 9,500,000 shares of common stock in exchange for him acting as our President and Chief Executive Officer for a term of one year, which term ends on August 5, 2011.

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

FUTURE PLANS

Our plan of operation for the twelve months following the date of this prospectus is as follows:

Item(1)	Estimated Cost	Anticipated Date of Completion from Date of this Prospectus

• Hire computer consultant to install new computer system and inventory programs	$16,000 one time cost	120 days

• Develop a training program for employees for staging systems	$10,000 one time cost	120 days

• Add 2 employees experienced in interior design and staging	$100,000 per year	60 days

• Hire a consultant (not Jonathan Hopp) for sales and development of marketing programs and speaking engagements (2)	$36,000 annually	ongoing

• Implement monthly staging newsletter	$12,000 annually	ongoing

• Engage retailers to sponsor furnishing for staging	$12,000 annually	120 days

• Improve website by client testimonials, video of staging projects, and newsletter articles	$12,000 one time cost and $1,200 annually	120 days

Total Estimated Cost:	$198,000

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

We currently operate out of the residence of our CEO and president Jonathan Hopp and will not pay any rent to Ms. Lussier until such time as we generate cash flow from our fund raising activities or operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth above.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since March 28, 2012, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB tier of OTC Markets, under the stock symbol “JHDG.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2012	$0.00	$0.00
Three Months Ended September 30, 2012	$0.00	$0.00
Three Months Ended March 31, 2012	$0.00	$0.00

TRANSFER AGENT

The transfer agent for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place - Suite 100, Salt Lake City, Utah 84111, and their telephone number is: (801) 355-5740.

HOLDERS

As of December 31, 2012, the Company had 196,900,000 shares of our common stock issued and outstanding held by approximately 37 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

JH Designs, Inc. (the “Company” or “we”) was incorporated in the State of Nevada on July 29, 2010 and has a fiscal year end of December 31. We are a development stage Company. Implementing our planned business operation is dependent on our ability to raise approximately $198,000.

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

PLAN OF OPERATION

We are a development stage company with very limited financial backing and assets. We are only in the early stages of developing our business. We currently have nominal revenues and an extremely limited operating history, and few current clients for our services. We anticipate that we will not be profitable for at least 24-30 months from the date hereof, which is dependent on completion of a financing of $198,000 to complete our plan of operation. From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the acquisition of Staged for Success, LLC, our subsidiary which we purchased from Jonathan Hopp, our sole officer and director, and the initial equity funding by our officer and director. We received our initial funding of $31,500 through the sale of common stock to 35 investors in a private placement, who purchased 7,000,000 shares (giving effect to a twenty-for-one (20:1) forward split of the Company’s issued and outstanding shares of common stock effective under Nevada law on September 13, 2012) at a purchase price of $0.10 per share.

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

Our plan of operation for the twelve months as of the filing date of this Form 10-K is as follows:

Item (1)	Estimated Cost	Anticipated Date of Completion from Date of Filing of this Form 10-K

Hire computer consultant to install new computer system and inventory programs	$16,000 one time cost	120 days
Develop a training program for employees for staging systems	$10,000 one time cost	120 days
Add 2 employees experienced in interior design and staging	$100,000 per year	60 days
Hire a consultant (not Jonathan Hopp) for sales and development of marketing programs and speaking engagements (2)	$36,000 annually	ongoing
Implement monthly staging newsletter	$12,000 annually	ongoing
Engage retailers to sponsor furnishing for staging	$12,000 annually	120 days
Improve website by client testimonials, video of staging projects, and newsletter articles	$12,000 one time cost and $1,200 annually	120 days
Total Estimated Cost:	$198,000

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

In addition to the $198,000 we anticipate spending for the plan of operation as outlined in the chart immediately above, we anticipate spending an additional $25,000 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $248,000. We will experience a shortage of funds prior to funding. While we may utilize funds from our Jonathan Hopp, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $183,587 in expenses from inception through December 31, 2012. These expenses were comprised of $10,432 in advertising and promotion expenses, $9.396 in depreciation expenses, $12,046 in insurance expenses, $11,478 in payroll expenses, $66,985 in professional fees, $25,339 in storage rental expenses, $20,466 in office rental expenses and $27,445 in general and administrative expenses. We incurred expenses of $33,885 and $9,609 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 we had $2,152 in depreciation expense (as compared to $2,152 at December 31, 2011), $30,659 in professional expenses (as compared to $5,256 at December 31, 2011), and $911 in general and administrative expenses (as compared to $1,546 at December 31, 2011). Our net loss since inception (February 19, 2009) through December 31, 2012 was $135,164. The following table provides selected financial data about our company for the years ended December 31, 2012 and 2011.

Balance Sheet Data	December 31, 2012	December 31, 2011
Cash and Cash Equivalents	$1,390	$882
Total Assets	$3,005	$4,649
Total Liabilities	$70,078	$36,741
Shareholders’ Equity (Deficit)	$(67,073))	$(32,092)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to December 31, 2012, the Company had accumulated losses of $135,164. Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had a cash balance of $1,390. Our expenditures over the next 12 months are expected to be approximately $225,000.

At December 31, 2012 our cash position increased to $1,390 from $882 to fund operations.

We must raise approximately $198,000, to complete our plan of operation for the next 12 months. Additionally, we anticipate spending an additional $25,000 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation	Attributable Interest

Staged for Success, LLC	USA	February 19, 2009	100%

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2012 and 2011, for the years then ended, and for the period from July 29, 2010 (inception) through December 31, 2012. LLC is included as of December 31, 2012 and 2011, for the period ended December 31, 2012 and 2011, and for the period from February 19, 2009 (date of formation) through December 31, 2012.

All inter-company balances and transactions have been eliminated.

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

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of computer equipment; income tax rate, income tax provision, deferred tax assets and valuation allowance on deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and 2011.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes computer equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the year ended December 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the year ended December 31, 2012 or 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JH Designs, Inc.
(A development stage company)
Studio City, California

We have audited the accompanying consolidated balance sheets of JH Designs, Inc., a development stage company, (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and for the period from February 19, 2009 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012 and 2011, and for the period from February 19, 2009 (Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012 and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 12, 2013

JH Designs, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$1,390	$882

Total current assets	1,390	882

FIXED ASSETS
Computer equipment	10,761	10,761
Less accumulated depreciation	(9,396)	(7,244)

Total fixed assets	1,365	3,517

OTHER ASSETS
Security deposit	250	250

Total Assets	$3,005	$4,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line of credit	$10,854	$12,525
Accounts payable and accrued expenses	19,759	903
Notes payable	13,200	13,200
Advances from the majority stockholder and Chief Executive Officer	26,265	10,113
	70,078	36,741

Total current liabilities	70,078	36,741

STOCKHOLDERS' DEFICIT

Preferred stock: $0.0001 par value; 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized;
196,900,000 shares issued and outstanding	19,690	19,690
Additional paid-in capital	(12,140)	(12,140)
Deficit accumulated during the development stage	(74,623)	(39,642)

Total stockholders' deficit	(67,073)	(32,092)

Total Liabilities and Stockholders' Deficit	3,005	$4,649

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from February 19, 2009 (inception) through December 31, 2012

Revenues earned during the development stage	$-	$-	$134,945

Cost of services	-	-	83,686

Gross Margin	-	-	51,259

Operating Expenses
Advertising and promotion	-	-	10,432
Depreciation expense	2,152	2,152	9,396
Insurance expense	-	-	12,046
Payroll expenses	-	-	11,478
Professional fees	30,659	5,265	66,985
Rent - storage	163	646	25,339
Rent - office	-	-	20,466
General and administrative	911	1,546	27,445

Total operating expenses	33,885	9,609	183,587

Loss from Operations	(33,885)	(9,609)	(132,328)

Other (Income) Expenses
Interest expense	1,096	1,313	2,836

Other (income) expense, net	1,096	1,313	2,836

Loss before Income Taxes	(34,981)	(10,922)	(135,164)

Income Tax Provision	-	-	-

Net Loss	$(34,981)	$(10,922)	$(135,164)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	196,900,000	196,900,000

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period from February  19, 2009 (Inception) through December 31, 2012

					Deficit
					Accumulated
				Additional	during the	Total
	Member's	Common Stock, $0.0001 Par Value		Paid-In	Development	Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	-	$-	$-

Shares issued to founder for membership interest upon formation		190,000,000	19,000	(19,000)		-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	190,000,000	19,000	(19,000)	(52,557)	(49,022)

Member's capital contributed for the periodfrom January 1, 2010 through July 29, 2010	33,026					33,026

Net loss for the periodfrom January 1, 2010 through July 29, 2010					(7,984)	(7,984)

Reclassification of LLC member capitalas additional paid-in capital	(36,561)			36,561		-

Reclassification of accumulated deficit and net lossas of July 29, 2010				(60,541)	60,541	-

Shares issued for cash at $0.0005 per shareon August 4, 2010		600,000	60	(30)		30

Shares issued for cash at $0.005 per share		6,300,000	630	30,870		31,500

Net loss for the periodfrom July 30, 2010 through December 30, 2010					(28,720)	(28,720)

Balance December 31, 2010	-	196,900,000	19,690	(12,140)	(28,720)	(21,170)

Net loss					(10,922)	(10,922)

Balance December 31, 2011	-	196,900,000	19,690	(12,140)	(39,642)	(32,092)

Net loss					(34,981)	(34,981)

Balance December 31, 2012	$-	196,900,000	$19,690	$(12,140)	$(74,623)	$(67,073)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from February 19, 2009 (Inception) through December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,981)	$(10,922)	$(130,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,152	2,152	9,396
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Security deposit	-	-	(250)
Accounts payable and accrued expenses	18,856	(9,497)	19,759

NET CASH USED IN OPERATING ACTIVITIES	(13,973)	(14,267)	(106,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	-	15,699
Repayment of line of credit	(1,671)	(3,173)	(4,844)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-	-	(45,800)
Advance from majority stockholder	16,152	5,603	26,265
Proceeds from sale of common shares	-	-	31,500
Member's capital	-	-	36,590

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,481	2,430	118,410

NET CHANGE IN CASH	508	(11,837)	1,390

Cash at beginning of the period	882	12,719	-

Cash at end of the period	$1,390	$882	$1,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$1,096	$1,104	$2,409
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Staged for Success, LLC

On February 19, 2009, Mr. Jonathan Hopp formed Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California. LLC engages in home staging and interior design services business.

JH Designs, Inc.

JH Designs, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on July 29, 2010. Upon formation the Company issued 190,000,000 shares of its common stock to Mr. Jonathan Hopp, the founder, in exchange for the existing business of the LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.0001 and paid in capital was recorded as a negative amount ($19,000). The sole purpose of the formation of the Company is to acquire Staged for Success LLC. The Company was inactive prior to the acquisition of Staged for Success LLC.

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

Amendment to the Articles of Incorporation

On September 11, 2012, the Company filed an Amendment to the Articles of Incorporation of the Company pursuant to NRS 78.209 with the Secretary of State of Nevada, (i) to effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of twenty-for-one (20:1) (the “Forward Stock Split”) and (ii) to change its authorized shares from 100,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock with a par value of $0.0001.

All shares and per share amounts in the consolidated financial statements and footnotes have been adjusted to give retroactive effect to the twenty-for-one (20:1) Forward Stock Split.

Note 2 – Summary of Significant Accounting Policies

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation	Attributable Interest

Staged for Success, LLC	USA	February 19, 2009	100%

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2012 and 2011, for the years then ended, and for the period from July 29, 2010 (inception) through December 31, 2012. LLC is included as of December 31, 2012 and 2011, for the period ended December 31, 2012 and 2011, and for the period from February 19, 2009 (date of formation) through December 31, 2012.

All inter-company balances and transactions have been eliminated.

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

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of computer equipment; income tax rate, income tax provision, deferred tax assets and valuation allowance on deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and 2011.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes computer equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the year ended December 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the year ended December 31, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2012	December 31, 2011

Computer equipment	$10,761	$10,761

Less accumulated depreciation	(9,396)	(7,244)

	$1,365	$3,517

Depreciation expense

Depreciation expense for the year ended December 31, 2012 and 2011 was $2,152 each.

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 with a financial institution with interest at 9.75% per annum, payable monthly with principal due on demand. The usage and availability of the line of credit were as follows:

	December 31, 2012	December 31, 2011

Total Facility	$16,000	$16,000
Facility Used	$10,854	$12,525
Facility Available	$5,146	$3,475

Note 6 – Notes Payable

Notes payable consisted of the following:

	December 31, 2012	December 31, 2011

Notes payable	$13,200	$13,200

	$13,200	$13,200

LLC has notes payable to an unrelated third party. The notes are unsecured, non interest bearing and due on demand.

Note 7 – Related Party Transactions

Advances from Majority Stockholder and Chief Executive Officer

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from the majority stockholder and Chief Executive Officer consisted of the following:

	December 31, 2012	December 31, 2011

Advances from major stockholder and Chief Executive Officer	$26,265	$10,113

	$26,265	$10,113

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

Note 8 – Stockholders’ Deficit

Shares Authorized

Upon formation the Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share.

On September 11, 2012, the Company filed an Amendment to the Articles of Incorporation of the Company pursuant to NRS 78.209 with the Secretary of State of Nevada, (i) to effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of twenty-for-one (20:1) (the “Forward Stock Split”) and (ii) to change its authorized shares from 100,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.0001 and 25,000,000 shares of preferred stock with a par value of $0.0001.

All shares and per share amounts in the consolidated financial statements and footnotes have been adjusted to give retroactive effect to the twenty-for-one (20:1) Forward Stock Split.

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

On August 4, 2010, the Company sold 600,000 shares of common stock at $0.0005 per share for $30.

For the period from September 1, 2010 through December 30, 2010, the Company sold 6,300,000 shares of common stock at $0.005 per share, or $31,500 in aggregate for cash.

Note 9 – Income Tax Provision

Deferred Tax Assets

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $74,623 that may be used to offset future taxable income through the fiscal year ending December 31, 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $25,372 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $25,372.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $11,894 and $3,714 for the year ended December 31, 2012 and for the period from July 29, 2010 through December 31, 2011, respectively.

Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2012	December 31, 2011
Deferred Tax Assets – Non-current:

Expected income tax benefit from NOL Carry-forwards	$25,372	$13,478

Less valuation allowance	(25,372)	(13,478)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year ended December 31, 2012	For the Year ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Executive Officer, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Jonathan Hopp, our President and Chief Executive Officer, who is also our principal accounting officer and principal financial officer, Mr. Hopp concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of December 31, 2012 are as follows:

Name	Age	Positions and Offices

Jonathan Hopp	50	President and Chief Executive Officer, and Director

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

JONATHAN HOPP, AGE 50

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

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Jonathan Hopp (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) President and Chief Executive Officer, Secretary, Treasurer and Director.

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

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Jonathan Hopp	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 196,900,000 shares of our common stock issued and outstanding as of December 31, 2012. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned

Common Stock:	Jonathan Hopp, President, Chief Executive Officer, Secretary, Treasurer and Director (1)	190,000,000	96.4%

All executive officers and directors as a group		190,000,000	96.4%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o JH Designs, Inc., 11271 Ventura Blvd. #511, Studio City, California 91604.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2012 and 2011, the total fees charged to the company for audit services, including quarterly reviews were $9,000 and $12,000, for audit-related services were $0 and $1,050 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1	LLC Membership Purchase Agreement, dated September 1, 2010, by and between Registrant and Jonathan Hopp (1)

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment to Articles of Incorporation (2)

3.1.3	Certificate of Change (2)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-174196), filed with the Commission on May 13, 2011.
(2) Incorporated by reference to the Registrant’s Form 10-Q (File No. 333-174196), filed with the Commission on November 14, 2012.
__________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JH DESIGNS, INC.
(Name of Registrant)

Date: April 12, 2013	By:	/s/ Jonathan Hopp
	Name:	Jonathan Hopp
	Title:	President and Chief Executive Officer, Secretary, Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

2.1	LLC Membership Purchase Agreement, dated September 1, 2010, by and between Registrant and Jonathan Hopp (1)

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment to Articles of Incorporation (2)

3.1.3	Certificate of Change (2)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-174196), filed with the Commission on May 13, 2011.
(2) Incorporated by reference to the Registrant’s Form 10-Q (File No. 333-174196), filed with the Commission on November 14, 2012.
_________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.