Form 10-Q
period 2013-03-31
JH Designs, Inc.
filed 2013-05-20
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2013, there were 196,900,000 shares of common stock, $0.001 par value per share, outstanding.

JH DESIGNS, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012.	F-1

		Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and the period from February 19, 2009 (Inception) to March 31, 2013 (Unaudited).	F-2

		Consolidated Statement of Stockholders’ Deficit for the period from February 19, 2009 (Inception) through March 31, 2013 (Unaudited).	F-3

		Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and the period from February 19, 2009 (Inception) through March 31, 2013 (Unaudited).	F-4

		Notes to Financial Statements (Unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information

	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			15

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$875	$1,390

Total current assets	875	1,390

FIXED ASSETS
Computer equipment	10,761	10,761
Less accumulated depreciation	(9,934)	(9,396)

Total fixed assets	827	1,365

OTHER ASSETS
Security deposit	250	250

Total Assets	$1,952	$3,005

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line of credit	$12,595	$10,854
Accounts payable and accrued expenses	29,407	19,759
Notes payable	13,200	13,200
Advances from the majority stockholder and Chief Executive Officer	24,286	26,265
	79,488	70,078

Total current liabilities	79,488	70,078

STOCKHOLDERS' DEFICIT

Preferred stock: par value $0.001; 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.001; 300,000,000 shares authorized;
196,900,000 shares issued and outstanding	196,900	196,900
Additional paid-in capital	(186,350)	(189,350)
Deficit accumulated during the development stage	(88,086)	(74,623)

Total stockholders' deficit	(77,536)	(67,073)

Total Liabilities and Stockholders' Deficit	$1,952	$3,005

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Period from February 19, 2009 (inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$134,945

Cost of services	-	-	83,686

Gross Margin	-	-	51,259

Operating Expenses
Advertising and promotion	-	-	10,432
Depreciation expense	538	538	9,934
Insurance expense	-	-	12,046
Payroll expenses	-	-	11,478
Professional fees	12,648	1,000	79,633
Rent - storage			25,339
Rent - office	-	-	20,466
General and administrative	15	229	27,460

Total operating expenses	13,201	1,767	196,788

Loss from Operations	(13,201)	(1,767)	(145,529)

Other (Income) Expenses
Interest expense	262	293	3,098

Other (income) expense, net	262	293	3,098

Loss before Income Tax Provision	(13,463)	(2,060)	(148,627)

Income Tax Provision	-	-	-

Net Loss	$(13,463)	$(2,060)	$(148,627)

Net income (loss) per common share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	196,900,000	196,900,000

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period from February 19, 2009 (Inception) through March 31, 2013
(Unaudited)

				Additional	Deficit Accumulated during the	Total
	Member's	Common Stock, Par Value $0.001		Paid-In	Development	Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Shares issued to founder for membership interest upon formation		190,000,000	190,000	(190,000)		-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	190,000,000	190,000	(190,000)	(52,557)	(49,022)

Member's capital contributed for the period
from January 1, 2010 through July 29, 2010	33,026					33,026

Net loss for the period
from January 1, 2010 through July 29, 2010					(7,984)	(7,984)

Reclassification of LLC member capital
as additional paid-in capital	(36,561)			36,561		-

Reclassification of accumulated deficit and net
loss as of July 29, 2010				(60,541)	60,541	-

Shares issued for cash at $0.0005 per share
on August 4, 2010		600,000	600	(570)		30

Shares issued for cash at $0.005 per share		6,300,000	6,300	25,200		31,500

Net loss for the period
from July 30, 2010 through December 30, 2010					(28,720)	(28,720)

Balance December 31, 2010	-	196,900,000	196,900	(189,350)	(28,720)	(21,170)

Net loss					(10,922)	(10,922)

Balance December 31, 2011	-	196,900,000	196,900	(189,350)	(39,642)	(32,092)

Net loss					(34,981)	(34,981)

Balance December 31, 2012	-	196,900,000	196,900	(189,350)	(74,623)	(67,073)

Capital contributions				3,000		3,000

Net Loss for three months ended March 31, 2013					(13,463)	(13,463)

Balance March 31, 2013	$-	196,900,000	$196,900	$(186,350)	$(88,086)	$(77,536)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended	For the Period from February 19, 2009 (Inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,463)	$(2,060)	$(148,627)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	538	538	9,934
Changes in operating assets and liabilities:
Security deposit	-	-	(250)
Accounts payable and accrued expenses	9,648	897	29,407

NET CASH USED IN OPERATING ACTIVITIES	(3,277)	(625)	(109,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,741	-	17,440
Repayment of line of credit	-	(660)	(4,844)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-		(45,800)
Advances from (repayments to) majority stockholder	(1,979)	838	24,286
Proceeds from sale of common shares	-	-	31,500
Member's capital	-	-	36,590
Capital Contributions	3,000	-	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,762	178	121,172

NET CHANGE IN CASH	(515)	(447)	875

Cash at beginning of the period	1,390	882	-

Cash at end of the period	$875	$435	$875

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$262	$293	$2,671
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
March 31, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Staged for Success, LLC

On February 19, 2009, Mr. Jonathan Hopp formed Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California. LLC engages in home staging and interior design services business.

JH Designs, Inc.

JH Designs, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on July 29, 2010. Upon formation the Company issued 190,000,000 shares of its common stock to Mr. Jonathan Hopp, the founder, in exchange for the existing business of the LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.001 and paid in capital was recorded as a negative amount ($190,000). The sole purpose of the formation of the Company is to acquire Staged for Success LLC. The Company was inactive prior to the acquisition of Staged for Success LLC.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2013.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation	Attributable Interest

Staged for Success, LLC	USA	February 19, 2009	100%

The consolidated financial statements include all of the accounts of the Company and LLC as of March 31, 2013 and 2012 and for the interim periods then ended.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses or (losses).

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and December 31, 2012.

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

It is not however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the period ended March 31, 2013 and December 31, 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities of for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2013	December 31, 2012

Computer equipment	$10,761	$10,761

Less accumulated depreciation	(9,934)	(9,396)

	$827	$1,365

Depreciation expense

Depreciation expense for the interim period ended March 31, 2013 and 2012 was $538.

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 with a financial institution with interest at 9.75% per annum, payable monthly and the principal due on demand. The usage and availability of the line of credit were as follows:

	March 31, 2013	December 31, 2012

Total Facility	$16,000	$16,000
Facility Used	$12,595	$10,854
Facility Available	$3,405	$5,146

Note 6 – Notes Payable

Notes payable consisted of the following:

	March 31, 2013	December 31, 2012

Notes payable	$13,200	$13,200

	$13,200	$13,200

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

Advances from majority stockholder and Chief Executive Officer consisted of the following:

	March 31, 2013	December 31, 2012

Advances from major stockholder and Chief Executive Officer	$24,286	$26,265

	$24,286	$26,265

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

Note 8 – Stockholders’ Deficit

Shares Authorized

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share and 25,000,000 shares of preferred stock with a par value of $0.001 per share.

Amendment to the Articles of Incorporation

On September 11, 2012 , the Company filed an Amendment to the Articles of Incorporation of the Company pursuant to NRS 78.209 with the Secretary of State of Nevada, (i) to effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of twenty-for-one (20:1) (the “Forward Stock Split”) and (ii) to change its authorized shares from 100,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

All shares and per share amounts in the consolidated financial statements and footnotes have been adjusted to give retroactive effect to the twenty-for-one (20:1) Forward Stock Split.

Common Stock

The Company was incorporated on July 29, 2010 at which time 190,000,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of the LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($190,000). In other words, no net value was assigned to these shares.

On August 4, 2010, the Company sold 600,000 shares of common stock at $0.0005 per share for $30.

For the period from September 1, 2010 through December 30, 2010, the Company sold 6,300,000 shares of common stock at $0.005 per share, or $31,500 in aggregate for cash.

For the interim period ended March 31, 2013, the majority stockholder of the Company contributed $3,000 as capital.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of JH Designs, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2012 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 333-174196), as filed with the SEC on April 12, 2013.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to March 31, 2013, we have raised a total of $31,530 from private offerings of our common stock.

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

Basis of Presentation - Unaudited Interim Financial Information

The Company prepares its unaudited interim consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2013.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation	Attributable Interest

Staged for Success, LLC	USA	February 19, 2009	100%

The consolidated financial statements include all of the accounts of the Company and LLC as of March 31, 2013 and 2012 and for the interim periods then ended.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses or (losses).

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and December 31, 2012.

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

It is not however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the period ended March 31, 2013 and December 31, 2012.

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

Results of Operations

Three -Month Periods Ended March 31, 2013 and 2012

We recorded no revenues for the three months and nine months ended March 31, 2013 and 2012.  From the period of February 19, 2009 (inception) to March 31, 2013, we recorded $134,945 of revenues.  The revenues are a result solely of our acquisition of Staged for Success, LLC, on September 1, 2010, and which was in business in 2009.

During the three months ended March 31, 2013 we incurred total operating expenses of $13,201 consisting of $12,648 of professional fees, depreciation expense of $538 and $15 of general and administration expenses.   By contrast, during the three months ended March 31, 2012, we incurred total operating expenses of $1,767, consisting of professional fees of $1,000, depreciation expense of $538, and $229 of general and administrative expenses.

For the three months ended March 31, 2013, we had an interest expense of $262, as compared to an interest expense of $293 for the three months ended March 31, 2012.

From the period of February 19, 2009 (inception) to March 31, 2013, we incurred total operating expenses of $196,788, a loss from operations of $145,529, and a net loss of $148,627.

Liquidity and Capital Resources

At March 31, 2013, we had a cash balance of $875.  We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 2 months.  We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sales of our staging services. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2013.

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
(2)  Filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-174196), as filed with the Securities and Exchange Commission on November 14, 2012.

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

JH DESIGNS, INC.
(Name of Registrant)

Date: May 20, 2013	By:	/s/ Jonathan Hopp
Name: Jonathan Hopp
Title: President and Chief Executive Officer
(principal executive officer, principal accounting officer and principal financial officer)

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
(2)  Filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-174196), as filed with the Securities and Exchange Commission on November 14, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.