Form 10-Q
period 2013-06-30
JH Designs, Inc.
filed 2013-08-19
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

Commission File No. 000-54983

JH DESIGNS, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11271 Ventura Blvd., Suite 511
Studio City, California 91604
(Address of principal executive offices, zip code)

(818) 472-6001
 (Registrant’s telephone number, including area code)

__________________________________________
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

As of August 16, 2013, there were 196,900,000 shares of common stock, $0.001 par value per share, outstanding.

JH DESIGNS, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012.	F-1

		Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012, and for the Period from February 19, 2009 (Inception) through June 30, 2013 (Unaudited).	F-2

		Consolidated Statement of Stockholders’ Deficit for the Period from February 19, 2009 (Inception) through June 30, 2013 (Unaudited).	F-3

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and for the Period from February 19, 2009 (Inception) through June 30, 2013 (Unaudited).	F-4

		Notes to Financial Statements (Unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information

	Item 1.	Legal Proceedings.	14

	Item 1A.	Risk Factors.	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

	Item 3.	Defaults Upon Senior Securities.	14

	Item 4.	Mine Safety Disclosures.	14

	Item 5.	Other Information.	14

	Item 6.	Exhibits.	15

Signatures			16

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

JH Designs, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	F-1

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012, and for the Period from February 19, 2009 (Inception) through June 30, 2013 (Unaudited)	F-2

Consolidated Statement of Stockholders’ Deficit for the Period from February 19, 2009 (Inception) through June 30, 2013 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and for the Period from February 19, 2009 (Inception) through June 30, 2013 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5

JH Designs, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,260	$1,390

Total current assets	1,260	1,390

FIXED ASSETS
Computer equipment	10,761	10,761
Less accumulated depreciation	(10,472)	(9,396)

Total fixed assets	289	1,365

OTHER ASSETS
Security deposit	250	250

Total Assets	$1,799	$3,005

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line of credit	$12,182	$10,854
Accounts payable and accrued expenses	26,501	19,759
Notes payable	13,200	13,200
Advances from the majority stockholder and Chief Executive Officer	25,395	26,265
	77,278	70,078

Total current liabilities	77,278	70,078

STOCKHOLDERS' DEFICIT

Preferred stock par value $0.001: 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 196,900,000 shares issued and outstanding	196,900	196,900
Additional paid-in capital	(178,020)	(189,350)
Deficit accumulated during the development stage	(94,359)	(74,623)

Total stockholders' deficit	(75,479)	(67,073)

Total Liabilities and Stockholders' Deficit	$1,799	$3,005

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from February 19, 2009 (inception) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-	$-	$134,945

Cost of services	-	-	-	-	83,686

Gross Margin	-	-	-	-	51,259

Operating Expenses
Advertising and promotion	-	-	-	-	10,432
Depreciation expense	538	538	1,076	1,076	10,472
Insurance expense	-	-	-	-	12,046
Payroll expenses	-	-	-	-	11,478
Professional fees	5,454	19,050	18,072	20,050	85,057
Rent - storage	-	-		163	25,339
Rent - office	-	-	-	-	20,466
General and administrative	15	15	30	81	27,475

Total operating expenses	6,007	19,603	19,178	21,370	202,765

Loss from Operations	(6,007)	(19,603)	(19,178)	(21,370)	(151,506)

Other (Income) Expenses
Interest expense	296	273	558	566	3,394

Other (income) expense, net	296	273	558	566	3,394

Loss before Income Taxes	(6,303)	(19,876)	(19,736)	(21,936)	(154,900)

Income Tax Provision	-	-	-	-	-

Net Loss	$(6,303)	$(19,876)	$(19,736)	$(21,936)	$(154,900)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$

Weighted average common shares outstanding
- Basic and Diluted	196,900,000	196,900,000	196,900,000	196,900,000

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period from February 19, 2009 (Inception) through June 30, 2013
(Unaudited)

	Member's	Common Stock, $0.001 Par Value		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Shares issued to founder for membership interest upon formation		190,000,000	190,000	(190,000)		-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	190,000,000	190,000	(190,000)	(52,557)	(49,022)

Member's capital contributed for the period
from January 1, 2010 through July 29, 2010	33,026					33,026

Net loss for the period
from January 1, 2010 through July 29, 2010					(7,984)	(7,984)

Reclassification of LLC member capital
as additional paid-in capital	(36,561)			36,561		-

Reclassification of accumulated deficit and net loss
as of July 29, 2010				(60,541)	60,541	-

Shares issued for cash at $0.0005 per share
on August 4, 2010		600,000	600	(570)		30

Shares issued for cash at $0.005 per share		6,300,000	6,300	25,200		31,500

Net loss for the period
from July 30, 2010 through December 30, 2010					(28,720)	(28,720)

Balance December 31, 2010	-	196,900,000	196,900	(189,350)	(28,720)	(21,170)

Net loss					(10,922)	(10,922)

Balance December 31, 2011	-	196,900,000	196,900	(189,350)	(39,642)	(32,092)

Net loss					(34,981)	(34,981)

Balance December 31, 2012	-	196,900,000	196,900	(189,350)	(74,623)	(67,073)

Capital contributions				11,330		11,330

Net Loss for six months ended June 30, 2013					(19,736)	(19,736)

Balance June 30, 2013	$-	196,900,000	$196,900	$(178,020)	$(94,359)	$(75,479)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from February 19, 2009 (Inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,736)	$(21,936)	$(154,900)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	1,076	1,076	10,472
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Security deposit	-	-	(250)
Accounts payable and accrued expenses	6,742	12,447	26,501

NET CASH USED IN OPERATING ACTIVITIES	(11,918)	(8,413)	(118,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,328	-	17,027
Repayment of line of credit	-	(1,109)	(4,844)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-		(45,800)
Advance from (repayment to) majority stockholder	(870)	9,560	25,395
Proceeds from sale of common shares	-	-	31,500
Member's capital	-	-	36,590
Capital Contributions	11,330	-	11,330

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,788	8,451	130,198

NET CHANGE IN CASH	(130)	38	1,260

Cash at beginning of the period	1,390	882	-

Cash at end of the period	$1,260	$920	$1,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$558	$566	$2,967
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
June 30, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

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

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2013 and December 31, 2012, for the three months and six months ended June 30, 2013 and 2012, and for the period from July 29, 2010 (inception) through June 30, 2013. LLC is included as of June 30, 2013 and December 31, 2012, for the three months and six months ended June 30, 2013 and 2012, and for the period from February 19, 2009 (date of formation) through June 30, 2013.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and December 31, 2012.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; . a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the period ended June 30, 2013 and December 31, 2012.

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

Recently issued accounting pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities of for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMPUTER EQUIPMENT

Computer equipment, stated at cost, less accumulated depreciation at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012

Computer equipment	$10,761	$10,761

Less accumulated depreciation	(10,472)	(9,396)

	$289	$1,365

Depreciation expense

Depreciation expense for the six months ended June 30, 2013 and 2012 was $1,076. Depreciation expense for the year ended December 31, 2012 was $2,152.

NOTE 5 – LINE OF CREDIT

LLC has an open line of credit of $16,000 with a financial institution with interest at 9.50% per annum, payable monthly and the principal due on demand. The usage and availability of the line of credit at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012

Total Facility	$16,000	$16,000
Facility Used	$12,182	$10,854
Facility Available	$3,818	$5,146

NOTE 6 – NOTES PAYABLE

Notes payable at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012

Notes payable	$13,200	$13,200

	$13,200	$13,200

LLC has notes payable to an unrelated third party. The notes are unsecured, bear no interest and are due on demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from majority stockholder and Chief Executive Officer

Advances from majority stockholder and Chief Executive Officer at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012

Advances from major stockholder and Chief Executive Officer	$25,395	$26,265

	$25,395	$26,265

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to June 30, 2013, we have raised a total of $31,530 from private offerings of our common stock.

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

The consolidated financial statements include all of the accounts of the Company and LLC as of June 30, 2013 and 2012 and for the interim periods then ended.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and December 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the period ended June 30, 2013 and December 31, 2012.

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

Recently issued accounting pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In August 19, 201313, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In August 19, 201313, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

We recorded no revenues for the three months and nine months ended June 30, 2013 and 2012. From the period of February 19, 2009 (inception) to June 30, 2013, we recorded $134,945 of revenues. The revenues are a result solely of our acquisition of Staged for Success, LLC, on September 1, 2010, and which was in business in 2009.

During the three months ended June 30, 2013 we incurred total operating expenses of $6,007 consisting of depreciation expense of $538, professional fees of $5,454, and $15 of general and administration expenses. By contrast, during the three months ended June 30, 2012, we incurred total operating expenses of $19,603, consisting of depreciation expense of $538, of professional fees of $20,050 and $15 of general and administrative expenses.

During the six months ended June 30, 2013 we incurred total operating expenses of $19,178 consisting of depreciation expense of $1,076, professional fees of $18,072, and $30 of general and administration expenses. By contrast, during the six months ended June 30, 2012, we incurred total operating expenses of $21,370, consisting of depreciation expense of $1,076, professional fees of $19,050 and $81 of general and administrative expenses.

From the period of February 19, 2009 (inception) to June 30, 2013, we incurred total operating expenses of $202,765, a loss from operations of $151,506, and a net loss of $154,900.

Liquidity and Capital Resources

At June 30, 2013, we had a cash balance of $1,260. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 2 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sales of our staging services. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2013.

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
___________
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

JH DESIGNS, INC.
(Name of Registrant)

Date: August 19, 2013	By:	/s/ Jonathan Hopp
Name: Jonathan Hopp
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer, and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
___________
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