Form 10-Q
period 2013-09-30
JH Designs, Inc.
filed 2013-11-19
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 18, 2013, there were 196,900,000 shares of common stock, $0.001 par value per share, outstanding.

JH DESIGNS, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012.	F-1

Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012, for the Nine months Ended September 30, 2013 and 2012, and for the Period from February 19, 2009 (Inception) through September 30, 2013 (Unaudited).
			F-2

		Consolidated Statement of Stockholders’ Deficit for the Period from February 19, 2009 (Inception) through September 30, 2013 (Unaudited).	F-3

		Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2013 and 2012, and for the Period from February 19, 2009 (Inception) through September 30, 2013 (Unaudited).	F-4

		Notes to Financial Statements (Unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

	Item 4.	Controls and Procedures.	12

Part II.	Other Information

	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			15

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of JH Designs, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the majority control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$845	$1,390

Total current assets	845	1,390

FIXED ASSETS
Computer equipment	10,761	10,761
Less accumulated depreciation	(10,761)	(9,396)

Total fixed assets	-	1,365

OTHER ASSETS
Security deposit	250	250

Total Assets	$1,095	$3,005

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line of credit	$14,046	$10,854
Accounts payable and accrued expenses	31,147	19,759
Notes payable	13,200	13,200
Advances from the majority stockholder and Chief Executive Officer	23,434	26,265
	81,827	70,078

Total current liabilities	81,827	70,078

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized;
196,900,000 shares issued and outstanding	196,900	196,900
Additional paid-in capital	(173,150)	(189,350)
Deficit accumulated during the development stage	(104,482)	(74,623)

Total stockholders' deficit	(80,732)	(67,073)

Total Liabilities and Stockholders' Deficit	$1,095	$3,005

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the Period from February 19, 2009 (inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-	$-	$134,945

Cost of services	-	-	-	-	83,686

Gross Margin	-	-	-	-	51,259

Operating Expenses
Advertising and promotion	-	-	-	-	10,432
Depreciation expense	289	538	1,365	1,614	10,761
Insurance expense	-	-	-	-	12,046
Payroll expenses	-	-	-	-	11,478
Professional fees	9,516	4,080	27,588	24,130	94,573
Rent - storage	-	-		163	25,339
Rent - office	-	-	-	-	20,466
General and administrative	15	15	45	96	27,490
Total operating expenses	9,820	4,633	28,998	26,003	212,585

Loss from Operations	(9,820)	(4,633)	(28,998)	(26,003)	(161,326)

Other (Income) Expenses
Interest expense	303	268	861	834	3,697

Other (income) expense, net	303	268	861	834	3,697

Loss before Income Taxes	(10,123)	(4,901)	(29,859)	(26,837)	(165,023)

Income Tax Provision	-	-	-	-	-

Net Loss	$(10,123)	$(4,901)	$(29,859)	$(26,837)	$(165,023)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	196,900,000	196,900,000	196,900,000	196,900,000

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period from February 19, 2009 (Inception) through September 30, 2013
(Unaudited)

					Deficit
				Additional	Accumulated during the	Total
	Member's	Common Stock, $0.001 Par Value		Paid-In	Development	Stockholders'
	Capital	Shares	Amount	Capital	stage	Deficit

February 19, 2009 ( inception )	$-	-	$-	$-	$-	$-

Shares issued to founder for membership interest upon formation		190,000,000	190,000	(190,000)		-

Member's capital contributed	3,535					3,535

Net loss					(52,557)	(52,557)

Balance, December 31, 2009	3,535	190,000,000	190,000	(190,000)	(52,557)	(49,022)

Member's capital contributed for the period from January 1, 2010 through July 29, 2010	33,026					33,026

Net loss for the period from January 1, 2010 through July 29, 2010					(7,984)	(7,984)

Reclassification of LLC member capital as additional paid-in capital	(36,561)			36,561		-

Reclassification of accumulated deficit and net loss as of July 29, 2010				(60,541)	60,541	-

Shares issued for cash at $0.0005 per share on August 4, 2010		600,000	600	(570)		30

Shares issued for cash at $0.005 per share		6,300,000	6,300	25,200		31,500

Net loss for the period from July 30, 2010 through December 30, 2010					(28,720)	(28,720)

Balance, December 31, 2010	-	196,900,000	196,900	(189,350)	(28,720)	(21,170)

Net loss					(10,922)	(10,922)

Balance, December 31, 2011	-	196,900,000	196,900	(189,350)	(39,642)	(32,092)

Net loss					(34,981)	(34,981)

Balance, December 31, 2012	-	196,900,000	196,900	(189,350)	(74,623)	(67,073)

Capital contributions				16,200		16,200

Net Loss					(29,859)	(29,859)

Balance, Septebmer 30, 2013	$-	196,900,000	$196,900	$(173,150)	$(104,482)	$(80,732)

See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended	For the Period from February 19, 2009 (Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,859)	$(26,837)	$(165,023)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	1,365	1,614	10,761
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Security deposit	-	-	(250)
Accounts payable and accrued expenses	11,388	11,527	31,147

NET CASH USED IN OPERATING ACTIVITIES	(17,106)	(13,696)	(123,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(10,761)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	370	15,699
Repayment of line of credit	3,192	(1,765)	(1,652)
Proceed from notes payable	-	-	59,000
Repayment of notes payable	-	-	(45,800)
Advance from (repayment to) majority stockholder	(2,831)	15,114	23,434
Proceeds from sale of common shares	-	-	31,500
Member's capital	-	-	36,590
Capital contributions	16,200	-	16,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,561	13,719	134,971

NET CHANGE IN CASH	(545)	23	845

Cash at beginning of the period	1,390	882	-

Cash at end of the period	$845	$905	$845

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$861	$834	$3,270
Income tax paid	$-	$-	$-

 See accompanying notes to the consolidated financial statements.

JH Designs, Inc.
(A Development Stage Company)
September 30, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Staged for Success, LLC

On February 19, 2009, Mr. Jonathan Hopp formed Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California. LLC which engages in the home staging and interior design services business.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2013.

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

The accompanying consolidated financial statements include all of the accounts of the Company as of the reporting period end date and for the reporting periods then ended.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2013 or 2012.

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

 As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities of for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Computer Equipment

Computer equipment, stated at cost, less accumulated depreciation at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012

Computer equipment	$10,761	$10,761

Less accumulated depreciation	(10,761)	(9,396)

	$-	$1,365

Depreciation expense

Depreciation expense was $1,365 and $1,614 for the interim months ended September 30, 2013 and 2012, respectively.

Note 5 – Line of Credit

LLC has an open line of credit of $16,000 with a financial institution with interest at 9.50% per annum, payable monthly and the principal due on demand. The usage and availability of the line of credit at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012

Total Facility	$16,000	$16,000
Facility Used	$14,046	$10,854
Facility Available	$1,954	$5,146

Note 6 – Notes Payable

Notes payable at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012

Notes payable	$13,200	$13,200

	$13,200	$13,200

LLC has notes payable to an unrelated third party. The notes are unsecured, bear no interest and are due on demand.

Note 7 – Related Party Transactions

Advances from majority stockholder and Chief Executive Officer

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from majority stockholder and Chief Executive Officer consisted of the following:

	September 30, 2013	December 31, 2012

Advances from major stockholder and Chief Executive Officer	$23,434	$26,265

	$23,434	$26,265

The advances from majority stockholder and Chief Executive Officer bear no interest and are due on demand.

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

Additional Paid-in Capital

For the interim period ended September 30, 2013, the majority stockholder of the Company contributed $16,200 as capital.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there besides listed below, there were no reportable subsequent events to be disclosed.

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

Going Concern

To date the Company has little operations and little revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing described in our Registration Statement on Post-effective Amendment No. 1 to Form S-1, as amended (File No. 333-174196) and declared effective by the SEC on July 15, 2013, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to September 30, 2013, we have raised a total of $31,530 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results.

Basis of presentation

The unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2013.

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

The accompanying consolidated financial statements include all of the accounts of the Company as of the reporting period end date and for the reporting periods then ended.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Sections 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2013 or 2012.

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

Results of Operations

Three-Month and Periods Ended September 30, 2013 and 2012, and the Nine-Month Period Ended September 30, 2013

We recorded no revenues for the three months ended September 30, 2013 and 2012, or for the nine months ended September 30, 2013. From the period of February 19, 2009 (inception) to September 30, 2013, we recorded $134,945 of revenues. The revenues are a result solely of our acquisition of Staged for Success, LLC, on September 1, 2010, and which was in business in 2009.

During the three months ended September 30, 2013 we incurred total operating expenses of $9,820, consisting of depreciation expense of $289, professional fees of $9,516, and $15 of general and administration expenses. By contrast, during the three months ended September 30, 2012, we incurred total operating expenses of $4,633, consisting of depreciation expense of $538, professional fees of $4,080 and $15 of general and administrative expenses.

During the nine months ended September 30, 2013 we incurred total operating expenses of $28,998, consisting of depreciation expense of $1,365, professional fees of $27,588, and $45 of general and administration expenses. During the nine months ended September 30, 2012 we incurred total operating expenses of $26,003, consisting of depreciation expense of $1,614, professional fees of $24,130, rent/storage of $163 and $96 of general and administration expenses.

From the period of February 19, 2009 (inception) to September 30, 2013, we incurred total operating expenses of $212,585, a loss from operations of $161326, and a net loss of $165,023.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $845. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 1 month. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sales of our staging services. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2013.

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

JH DESIGNS, INC.
(Name of Registrant)

Date: November 19, 2013	By:	/s/ Jonathan Hopp
	Name:	Jonathan Hopp
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer, and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
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