Form 10-K
period 2013-12-31
CARDINAL RESOURCES, INC.
filed 2014-05-16
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-54983

CARDINAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)
Nevada	20-8736115
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

203 Main Street
East Pittsburgh, PA 15112

 (Address of principal executive office

(412) 374-0989

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was not determinable due to the lack of trading of its common stock.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	87,026,331

CARDINAL RESOURCES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “project”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, “potential”, “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

  our potential inability to raise additional capital;
  disruptions in our business arising from the implementation of our transformational change initiatives and the resulting consequences to our business and results of operations;
  increased costs and expenses associated with our transformational change initiatives;
  seasonality and fluctuations in our operating results and cash flow;
  our inability to pass through cost increases in a timely manner;
  risks associated with innovation, including the risk that our new product innovations will not produce sufficient sales to recoup our investment;
  fluctuations in energy prices, fuel and related petrochemical costs;
  consolidation trends in the alternative energy industry;
  competition in our industries;
  risks associated with our acquisition strategy;
  dependence upon our key executives;
  our ability to protect our intellectual property rights;
  potential environmental liabilities;
  risk associated with international sourcing;
  potential dilution from issuance of authorized shares;
  Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” and changes in economic conditions, including a general economic downturn or a downturn in the securities markets.
Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors”. Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.  BUSINESS

Our History

On July 29, 2010, the Company was incorporated under the laws of the State of Nevada. Jonathan Hopp served as our President and Chief Executive Officer, Secretary and Treasurer, from August 4, 2010, until his resignation on November 22, 2013. Mr. Hopp also served as our sole director until his resignation on November 22, 2013.

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

Acquisition of Cardinal and Related Financing

On November 22, 2013 we completed a reverse acquisition transaction with Cardinal whereby we issued to the Members of Cardinal an aggregate of approximately 46,623,000 shares of our common stock in exchange for 100% of the issued and outstanding membership interests of Cardinal. Cardinal thereby became our wholly owned subsidiary and the former Members of Cardinal became our controlling stockholders. We amended our articles of incorporation to change our name to Cardinal Resources, Inc. effective in January 2014.

Upon the closing of the reverse acquisition, Jonathan Hopp, our sole director, submitted his resignation letter pursuant to which he resigned from all offices of the Company that he holds effective immediately and from his position as our director. Kevin Jones was appointed as our sole director at the effective time of the resignation of Jonathan Hopp. In addition, our executive officers were replaced by the Cardinal executive officers upon the closing of the reverse acquisition as indicated in more detail below.

Overview

Cardinal Resources has been working towards its mission of Clean Water, Clean Environment, Worldwide since its inception, and the founders have been working on solving water, wastewater, and environmental problems throughout their careers. Our commitment to that mission is reflected in the development of the patented Red Bird System and sustainable, appropriate technology solutions to waste water treatment. Cardinal Resources is focused on expanding and making our solutions the worldwide standard in sustainable water treatment. The Red Bird System is a patented solar-powered water treatment system with three base production models that can also be customized to specific needs. The Mobile Red Bird, housed in a trailer, and the Community Red Bird System-20, housed in a 20-foot ISO container, produce tens of thousands of gallons of clean water each day at a fraction of a cent per gallon. A third system, the Community Red Bird System-10, was specifically designed to be air mobile for government use and can also serve a community. Other systems under development. These are high-tech solutions designed to function in low-tech environments. Cardinal Resources provides innovative systems and solutions to water pollution, wastewater and environmental problems.

The Red Bird is totally integrated and within hours of delivery will provide the pumping from the water source, filtration to remove particles, and residual disinfection to meet U.S. and international standards. Delivering this volume of water at an approximate cost of $0.0014/gallon (0.0004/liter) using a combination of solar energy, purification technology, survivability, and sustainability in a setting with limited to non-existent infrastructure is unique.

In a traditional system, a combination of aeration, chemical addition, and conditioning is required prior to filtration. Similarly, in a membrane-type filter, preconditioning of the water is also required. While effective at producing clean water, the process is energy-intensive, creates a significant waste stream (sedimentation sludge), and is infrastructure-intensive. The Red Bird’s elimination of many of the process steps results in a more robust, sustainable system.

The patented Red Bird filtration system was developed using modeling of natural geologic systems (Geo-mimicry) to develop a system that uses natural materials to produce clear, clean water that retains the minerals which give water its taste. This high-tech simplicity eliminates multiple steps in the traditional processes used to produce clean drinking water and, as a result, significantly reduces the energy and costs required to produce clean drinking water.

Suppliers/Manufacturers

Cardinal Resources has two US based manufacturers for the Red Bird System and related products. Both manufacturers are qualified and have produced production units. Neither manufacturer has an exclusive licensing agreement.

Cardinal Resources owns 2% of its lead manufacturer, ForestEdge Technologies, LLC based in Wooster Ohio. ForestEdge was formed by Chemviron, Inc. to focus on the production of Cardinal Resources systems and take advantage of the existing supply chain management system. Without expansion ForestEdge has the capacity to assemble 12 CRB-20 systems per month.

Cardinal Resources has a diverse supplier base with multiple suppliers available for key components and continues to expand its potential qualified supplier base. For those components with a limited supplier base, Cardinal Resources is developing exclusive agreements to ensure supply and continues to research effective substitutes.

Dependence on a Few Major Customers

The majority of the contracted large multi-unit sales are to the State of Bayelsa Nigeria, the Republic of Cameroon, and the Republic of Senegal. Services and individual unit sales make up a smaller portion of the revenue.

Cardinal Resources is aggressively pursuing the expansion of its market and customer base and has a robust opportunity pipeline.

Market Size

The World Bank estimates (2009) that over $630 billion is being spent on water worldwide with a significant percentage in the emerging and developing world. Within this total spending, the largest initial markets for the Red Bird are Rural and Periurban Communities, within developing/emerging countries, entrepreneurs in emerging countries that are selling water to communities either through bottled water or delivery, capacity building/conflict recovery, and green developers. In the public sector there is significant funding for water available, with international development agencies committing over $250 billion across more than 1,000 active water projects that meet the Red Bird criteria (Development Finance International, 2009). While there are opportunities and funding around the world for our approach, Cardinal Resources is initially focusing on West Africa with opportunistic responses to other markets such as other countries in Africa, South America, India, and Southeast Asia. While the public sector offers the best opportunity for large multi-unit orders, the private sector will also generate sales.

Sales, Marketing, and Distribution

Our marketing and sales strategies utilize a combination of traditional process marketing through print and various forms electronic media as well as grassroots efforts in emerging markets. In emerging markets, regional demonstrations of the systems with groups of well-qualified buyers give the company an edge over the competition by exhibiting the quality of the Red Bird System as well as establishing our long term commitment. . In addition, participation in international trade shows can be an effective tool in the water systems space. Finally, grassroots sales and marketing efforts combine regular Cardinal Resources staff presence with strong local partners and thorough competitive intelligence capabilities to augment our abilities to find and qualify new opportunities.

Ultimately we are marketing and selling clean water with a great taste in a combined system, service, and training model. By design, the Red Bird System retains most of the natural minerals that give water its taste and multiple studies have shown that retaining the local taste of most waters is crucial for success. We support the systems through remote monitoring, service programs and training the local operators which also drives economic development through increased employment opportunities. In addition, we must recognize the cultural and political importance of clean water; Developing good working relationships with the local water authorities, organizations and governments expands viral marketing of our distributed architecture approach as well as the associated benefits of our system.

The sales and marketing approach must also be adapted to local conditions that range from technical concerns to the exterior color of the system. For example, in many of the developing markets, while the internet is used extensively, there is also a certain distrust of marketing material printed direct from the web. Therefore we have to provide not only great web content, but also stand alone printed material. Knowing the technical concerns, for example trends in the type of preferred source water or contaminants of interest we can better position our solution.

As a company with a history in providing custom systems and services we are also always looking for opportunities to expand our sales channels into sustainable waste water treatment opportunities, water recycling, and environment engineering and remediation.

Currently we do not have independent distributors of our integrated systems. At this stage in our expansion, it is key that the Company stay in control of distribution to ensure quality, and the appropriate application of our systems in water treatment. While some water treatment components are commodity items, our integrated systems still require highly trained sales-engineers to insure that the source water has been screened and the system is matched to the desired outcome. As we expand, we may accept select highly qualified distribution partners.

Competition

While there are other packaged water treatment systems on the market, none have the capabilities of the patented Red Bird System. Our primary competitors (similar flow rates and size) in the market use either cartridge-based or membrane filtration and either ozone or UV oxidation for the final disinfection. As a result, these systems will incur much higher operation and maintenance costs and face significant supply chain challenges in infrastructure limited emerging markets.

Intellectual Property

Cardinal Resources currently holds multiple issued patents for the filtration technology and its use in the Red Bird System, specialty filters for arsenic removal, fluoride removal, general absorption and taste modification. The Company also holds proprietary technology related to the breaking of silicon emulsions without chemical addition, sustainable waste water treatment, and mobile laboratory analysis of water. Cardinal Resources does look to patent other technologies and approaches in the field of sustainable water treatment.

Trademarks and Trade Secrets

We rely on a combination of US and international patent, trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights.

Employees

Cardinal currently has 9 full-time employees. Cardinal considers its employee relations to be good, and to date has not experienced a work stoppage due to a labor dispute. None of Cardinal’s employees are represented by a labor union.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We are not profitable and may never be profitable.

Cardinal Resources’ ability to achieve profitability depends upon many factors, including its ability to execute on existing contracts and to continue to develop new markets and commercialize new products. There can be no assurance that Cardinal Resources will ever achieve any significant revenues or profitable operations.

Cardinal Resources has a limited operating history.

Cardinal has been in existence for approximately 10 years and has made a transition from primarily a services based company to a systems based company. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize new products; (ii) achieve significant market acceptance of our products; or (iii) respond to competition;. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan which would result in a loss of your investment.

Need for Additional Capital.

Since inception in 2004 and through December 2013, Cardinal has incurred net accumulated losses of $2,287,464. As of December 31, 2013 we had a working capital deficit of $1,506,732. We may need additional capital to fund our continuing operations. Currently, we plan to raise additional capital, but we have no committed sources of additional capital and our access to capital funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may have to scale back our development plans or cease operations.

Raising needed capital in the future may be difficult as a result of our limited operating history.

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history makes such evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. If we are unable to secure such additional finance, we may need to cease operations.

RISKS RELATED TO THE COMPANY

We have a history of losses.

Cardinal has a history of losses from operations during the development and commercialization of its technology. Management is unable to predict if and when we will be to generate positive cash flow. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

The majority of our business depends on a limited number of principal customers.

Because we depend on a limited number of principal customers for a majority of our sales, a loss of one principal customer could materially adversely affect our business and financial condition. Our ten largest accounts represented approximately 96% of our sales for the year ended 2012; approximately 99% of our sales for the year ended 2011 and approximately 99% of our sales for the nine months ended December 31, 2013.

Although we have multiyear contracts, and contracts backed by Letters of Credit our business would be negatively affected by the failure of our principal customers to purchase our products on a consistent basis or to renew such contracts. If these principal customers cease ordering products from us, our business could be materially adversely affected

All of our manufacturing is outsourced.

Presently we do not have any manufacturing facilities and all our manufacturing is out-sourced to ForestEdge . In the event that ForestEdge ceases their operations or stop manufacturing our products, our inability to secure an alternative supplier would adversely affect our business and financial condition. Additionally, should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop internal manufacturing capabilities. Suppliers, may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our prospects. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

There is no guarantee that our business goals of expansion into global markets will be realized.

We are currently selling products in the emerging countries of West Africa and Central Africa. If we are unable to expand into new markets such as other countries in Africa, Southeast Asia, Latin America or South America, we may fall short of our projections and our business and financial condition would be adversely affected.

Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.

Our products include natural mineral media that has characteristics specific to the geologic setting of the mineral deposits. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, or shortages due to mine interruption, depletion of the deposits, weather conditions, increased demand for the same minerals, or other unforeseen circumstances. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and we are unable to increase our prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, our financial results could be materially and adversely impacted.

Disruption of our supply chain could adversely affect our business.

Damage or disruption of our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or brokers, or other reasons could impair our ability to manufacture or sell our products. To the extent that we are unable to, or cannot financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a materially adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain.

Higher energy costs and other factors affecting the cost of producing, transporting, and distributing our products could adversely affect our financial results.

Rising fuel and energy costs may have a significant impact on the cost of operations, including the manufacture, transportation, and distribution of products. Fuel costs may fluctuate due to a number of factors outside of our control, including government policy and regulation and weather conditions. Additionally, we may be unable to maintain favorable arrangements with respect to the manufacturing costs of our products as a result of the rise in costs of procuring raw materials and transportation by our manufacturers. This may result in increased expenses and negatively affect operations.

Our results of operations can be significantly affected by the volatility in the prices of the raw materials that we use to produce our products.

Our raw materials costs are volatile and expose us to significant fluctuations in our product costs. We employ significant amounts of natural media and other materials in our manufacturing processes. The costs of these raw materials are volatile and beyond our control. Volatile raw materials costs can significantly affect our operating results and make period−to−period comparisons extremely difficult. We may not be able to hedge our raw material requirements at a reasonable cost or to pass on to our customers the increased costs of our raw materials.

Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in adverse publicity and a material adverse effect on our business.

We are subject to various environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times. Therefore, if more stringent regulations are imposed in any jurisdiction in which we operate in the future, we will have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations.

Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new water treatment technologies have been introduced over the past few years. Our ability to achieve significant and sustained penetration of key developing markets will depend upon our success in developing or acquiring state of the art technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and to manufacture and sell, products that satisfy our customers’ demands, or if we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, market acceptance of our products could be reduced and our business could be adversely affected.

Product branding is important to us and if our brands are misappropriated our reputation could be harmed which could result in lower sales having a negative impact on our financial results.

We rely upon a combination of trademark, licensing and contractual covenants to establish and protect the brand names of our products. We will be registering our trademark in multiple jurisdictions. In many market segments, our reputation is closely related to our brand names. Monitoring unauthorized use of our brand names is difficult, and we cannot be certain that the steps we have taken will prevent their unauthorized use, particularly in foreign countries where the laws may not protect our proprietary rights. Our brand names may be misappropriated or utilized without our consent and such actions may have a material adverse effect on our reputation and on the results of our operations.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Kevin Jones, President, and Ms. Barbara H. Jones Vice President for implementation. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a materially adverse effect on our business.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing the expansion of our business and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. To pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

●	our ability to raise substantial amounts of additional capital if needed to fund the implementation of our business plan;
●	our ability to execute our business strategy;
●	the ability of our products to achieve market acceptance;
●	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
●	our ability to attract and retain qualified personnel;
●	our ability to manage our third party relationships effectively; and
●	our ability to accurately predict and respond to the rapid market changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Inability to Maintain Quality Control

All of our manufacturing is outsourced. Although we have entered into supply agreements specifying certain minimum acceptable quality standards, there is no assurance that our current quality assurance procedures will be able to effective monitor compliance. Additionally, in the event that we expand our operations and increase our output volume, including securing additional manufacturers, there is no assurance that we will be able to adequately maintain quality controls or that our current process is scalable.

Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results of operations and stockholder value.

If our products are not properly designed or built and/or personal injuries are sustained as a result of our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. Any of these results would adversely affect our profit margins, results from operations and stockholder value.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Inability to defend our intellectual property.

Our business could be adversely affected if we are unable to adequately protect our intellectual property. Our current intellectual property consists of issued patents for our products, proprietary knowledge, pre-patent and patent pending technology. We may rely on a combination of patent, trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our services and brand.

Our business is largely based upon patentable technology and trade secrets that may not patentable. We may be unable to keep other companies from copying our technology, or we may be subject to legal actions alleging intellectual property infringement, unfair competition or similar claims against us. Companies may have intellectual property rights covering aspects of our technologies or businesses. Defending ourselves against intellectual property infringement or similar claims is expensive and diverts management’s attention.

RISKS RELATED TO THE STOCK

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 325,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, with $0.001 par value per share, and 25,000,000 shares of “blank check” preferred stock, with no par value.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long−term adverse impact on our ability to raise capital in the future.

Our common stock is considered a penny stock, which may be subject to restrictions on market ability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our executive officers and directors will continue to beneficially own a material amount of our outstanding Common Stock.

Our executive officers and directors beneficially own approximately 48.8% of our outstanding common stock as of the Closing, including approximately 29.4% of our outstanding shares that are beneficially owned by our chief executive officer, Kevin Jones. As a result, if they act in concert with holders of a relatively small number of shares, our executive officers and directors will control all of the issues submitted to a vote of our shareholders.

We do not expect to pay dividends.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

There has been a limited trading market for our Common Stock which may impair your ability to sell your shares.

It is anticipated that there will be a limited trading market for the Common Stock on the NASD’s Over-the-Counter Bulletin Board. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Our largest stockholder, Kevin Jones, holds a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests.

Mr. Kevin Jones, our CEO and sole director, is the beneficial owner of approximately 29.4% of our outstanding voting securities as of the Closing. As a result, he possesses significant influence over the election of our Board of Directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Jones are not in their best interests.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

The Company maintains its principal office at 203 Main Street, East Pittsburgh PA 15112, pursuant to a lease entered into effective October 2013. The Company’s current office and manufacturing space consists of approximately 8000 square feet and is believed to be suitable and adequate to meet current business requirements.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

In addition, there are no material proceedings to which any affiliate of our Company, or any owner of record or beneficially of more than five percent of any class of voting securities of our Company, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. Currently there are no legal proceedings pending or threatened against us. We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is quoted on OTCQB, which is part of the OTC Market Group's quotation system, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “CDNL,” however, there have been very limited reported sales during fiscal 2102 or 2103.

Approximate Number of Holders of Our Common Stock

As of May 15, 2014, we had approximately 87,026,331 shares of our common stock par value, $0.001, issued and outstanding. There are approximately 92 beneficial owners of our common stock.

The transfer agent for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place - Suite 100, Salt Lake City, Utah 84111, and their telephone number is: (801) 355-5740.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Warrants

There are approximately 276,000 warrants outstanding at $0.25 per share, approximately 2.9 million warrants outstanding at $0.50 per share and 100,000 warrants outstanding at $0.20 per share.

Options

There are 6,103,104 outstanding options to purchase our securities.

While there is no established public trading market for our Common Stock, our Common Stock is quoted on the OTC Markets OTCQB, under the symbol “CDNL”.

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, there is no equity compensation plan in place.

Recent Sales of Unregistered Securities

We have not offered or sold any unregistered securities that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward-Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. References in this Report to a particular “fiscal” year are to our fiscal year ended on December 31.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the year ending December 31, 2013, and the year ended December 31, 2012.  This discussion should be read in conjunction with the audited financial statements and notes as set forth in this Report.

Overview

Cardinal Resources began operations in 2004, providing environmental engineering services, remediation, water and waste water treatment to US companies on a global basis. In 2005, we began development of proprietary technologies to create sustainable water and waste water systems to be produced by Cardinal Resources and operated globally. The prototype filters were deployed in 2007, first full prototype was built in 2008 and the first full system was built in 2009. We were issued our first patents for our technologies and applications in 2009 with subsequent patents issued in 2012.

During the time period when the Company was in the development of the Red Bird System and other sustainable technologies we continued to provide environmental services to our clients. As a result Cardinal Resources worked in over 20 countries including multimillion dollar projects in Australia, Brazil, Japan and China. As a result of our work we received recognition by U.S. Commercial Services as the Exporter of the Year in 2011 for Environmental and Congressional Export Achievement Awards.  In 2013 Cardinal Resources was presented the Presidential E Award for Export Promotion.

In 2011, the Company made the decision to begin focusing on the transition to the systems based business. While we have continued to serve existing customers in our services area, we are projecting that the systems business will be dominant going forward.

Plan of Operations

Our Plan of Operations is focused on becoming the global preferred providers of sustainable water treatment systems using a distributed architecture. To meet this goal our plans call for the Company to expand our financial management, technical implementation staff, and market development. Part of our plan is to continue to expand our technologies, and approaches as well beginning with distributed waste water treatment. In terms of expansion our plan is to first have implementation well underway for our three large contracts in Cameroon, Nigeria, and Senegal. We can then move aggressively to close on other opportunities in our pipeline and expand into our next targets of India, Panama, and Southeast Asia. We are planning to continue to outsource our manufacturing within the US. Depending on growth within a specific region, we may in the future, outsource a portion of the assembly overseas while retaining US manufacturing for key components, technology protection and producing the majority of the systems sold.

Contracts

In 2013 Cardinal Resources signed over $30.0 million in commercial contracts to provide the Red Bird System and associated services in Cameroon, Nigeria and Senegal.  These contracts, which are back by a combination of bank guarantees, sovereign guarantees, and export bank financing, are scheduled for completion in early 2015.  Over $200.0 million in contract expansions are planned by the customers based on successful execution of the initial phases of each contract.

Revenues

We generate our net sales from the sale of the patented Red Bird System and environmental services. Historically the majority of the sales have been tied to services but beginning in 2012 and 2013 the majority of our sales are trending to the Red Bird System.

Cost of Sales

Our cost of sales includes internal labor, supply chain management, logistics and the purchase of components that are part of the Red Bird System.

Other items contributing to our cost of sales are the direct assembly labor and manufactured overhead from our component suppliers.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, scheduling and our manufacturing costs. Another factor impacting gross profits is the ramp up of production going forward. As a result of the above, gross profits may vary from quarter to quarter and year to year.

Research and Development.

Research and development expense consists primarily of salaries and personnel-related costs in addition to the cost of products, materials and outside services used in our process and product research and development activities.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense, other selling expenses as well as share based compensation expense relating to stock options. We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, to support the growth of our business as we expand our sales and marketing efforts, particularly international travel, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required by a public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, derivative financial instrument valuation, end-of-life collection and recycling, contingencies and litigation and share based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Recent Developments

In July 2013 the Company signed a contract and received the down payment for a contract with the State of Bayelsa Nigeria for $6.2 million to provide 10 Red Bird Systems and ancillary services. The contract is backed by a Bank Guarantee/Letter of Credit in the company’s favor. In November 2013, the company signed a Commercial Export Contract with the Cameroon Water Corporation with a value of $28.0 million to provide 35 systems, mobile laboratories, and ancillary products and services. Based on this contract the government of Cameroon is applying for credit through the U.S. Export Import Bank. This application is pending.  In December 2013 the Company signed a contract for $4.3 million with the Republic of Senegal to provide a solar powered waste water treatment system for the city of Touba.

Results of Operations for year ended December 31, 2013 and 2012

The following table sets forth the summary income statement for the year ended December 31, 2013 and 2012:

	Year/Period ended
	December 31, 2013	December 31, 2012
Sales	$2,564,943	$1,278,024
Gross Profit	$1,361,686	$496,117
Operating Expenses (excluding Cost of Sales)	$2,298,922	$1,074,794
Other Income (Expense)	$(54,476)	$(31,112)
Net Loss	$(991,712)	$(609,789)

For the year ended December 31, 2013 and 2012, the Company reported a net loss of $(991,712) and $ (609,789), respectively. The change in net loss between the year ended December 31, 2013 and 2012 was primarily attributable to following significant events:

Sales: Net sales for 2013 were $2,564,943, compared to $1,278,024 for 2012. Sales increase was due to the growing traction in the market and beginning the execution of the Bayelsa Nigeria contract. We continue to generate sales in the environmental services market but at a lower rate than prior years.

Gross Profit/loss: For 2013 our gross profit as a percentage of sales was 53% compared to a percentage of sales of 39% for 2012. On a percentage basis, gross profit improved between 2012 and 2013 based on reduced labor costs, supply chain improvements, the location of services projects which resulted in lower direct expenses related to travel, and other cost reduction activities.

Operating Expense: Operating expenses for 2013 was $2,298,922 as compared to $1,074,794 for 2012 which is due primarily to the shifting direction of the Company which creates less billable labor in the short term. Increases in product and market development including overseas system demonstrations also increased our operating expenses.

Other Income (Expense): Other expense for 2013 was $54,428 compared to $31,112 for 2012. The increase is primarily due to increased interest expense related to extending payment terms and reducing debt payments to maintenance levels.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2013 compared to December 31, 2012:

	Year/Period ended
	December 31, 2013	December 31, 2012	Change
Current Assets	$1,178,246	$50,096	$1,128,150
Current Liabilities	$2,684,978	$1,495,030	$1,189,948
Working Capital	$(1,506,732)	$(1,444,934)	$61,798

As of December 31, 2013, we had working capital of $(1,506,732) as compared to working capital of $(1,444,934) as of December 31, 2012, a decrease of $61,798. The change in working capital is primarily attributable to a material increase in cash and cash equivalents and accounts receivable, as a result of the increase in sales.

Net cash provided by operating activities decreased in the year ending December 31, 2013 compared to the same period in 2012 primarily due to an increase in accounts receivable.

Net cash in all investing activities increased with the sale of a vehicle in the period ending December 31, 2013.

Net cash provided by all financing activities was $815,132 at December 31, 2013 compared to ($4,279) the previous year with the primary reason being the positive proceeds from the convertible notes and sales of common stock in 2013.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes and lines of credit. Cardinal has raised $230,000 through the issuance of convertible notes, which are convertible into shares of our common stock at $0.25 per share, and three-year warrants at $0.25 per share for the purchase of an aggregate of 276,000 shares of our common stock, and we raised an additional approximately $700,000 through the issuance of approximately 2.9 million shares of common stock at $0.25 per share together with three-year warrants to purchase approximately 2.9 million shares at $0.50 per share. The Company anticipates that it will need approximately $5.0 million more in additional financing over the next twelve months to fully effectuate management’s growth plans and to sustain the Company’s existence. In addition to the debt and equity financing described above, the Company may need to incur additional liabilities with certain related parties. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Revenues and Cost of Revenues

Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

Revenues from time-and-material and rate chart contracts are recognized currently as work is performed.

Revenues from maintenance service contracts are recognized on a straight-line basis over the life of the contract once the Company has an agreement, service has begun, the price is fixed or determinable and collectability is reasonably assumed.

Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported during the year and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Kevin Jones, and our Chief Financial Officer, Kevin Jones, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and published financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2013, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective due to material weaknesses identified below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Kevin Jones, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Mr. Jones determined that our internal control over financial reporting was not effective as of December 31, 2013 due to the material weaknesses enumerated below.
  Lack of Segregation of Duties
  Lack of multiple reviews on complex accounting issues

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

Changes In Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Effective November 22, 2013, Kevin Jones was appointed President, Chief Executive Officer and Chief Financial Officer of the Company. The Company will hire additional officers, including full time CFO, in the near future. The Company plans to add additional directors to the Board in the near future as well. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

The business background descriptions of the newly appointed officers and directors are as follows:

Kevin Jones, a Geologist from the University of Montana, has over 35 years of work experience in the fields of business management, environmental remediation, engineering, water and wastewater, including extensive business development, strategic planning, and international operations. This experience has been gained through working for regulatory agencies, as a Principal (awarded ownership positions) in large public companies as well as having founded and operated businesses since 1996. The company he founded in 1996 quickly grew to the 7th Fastest Growing Environmental Engineering Firm in the United States (ZwiegWhite Associates) and reached the Engineering News Record Top 200 list. He founded Cardinal Resources LLC in 2004, which become one of the Fastest Growing Firms and a Tech 50 Company in the Pittsburgh Region. Mr. Jones’ strategic direction and business development led the company to successfully complete work in over 20 countries around the globe for Fortune 100 Companies. The company was recognized as an Exporter of the Year for Environmental by U.S. Commercial Services in 2011. Mr. Jones was an Ernst and Young Entrepreneur of the Year Finalist in 2011 and named to the US Department of Commerce’s District Export Council.   In addition to his business experience, Mr. Jones holds multiple issued patents for water treatment.

Identification of Certain Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

Except as described below, there are no family relationships among our directors or officers.

Kevin R Jones and Barbara H Jones have been married since 1985.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or is a named subject to a pending criminal (excluding traffic violations and other minor offenses);

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

4.
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity  Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2013 all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements except, Mr. Jones filed his initial Form 3 in March 2014.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2013, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

Cardinal Resources has implemented a Code of Ethics, including compliance with the Federal Corrupt Practices Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as well as all employees and contractors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors,” nor is our sole director considered to be independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system.

Leadership Structure

Our chairman of the board of directors also serves as our chief executive officer. Our board of directors does not have a independent director. Our board of directors has determined that its leadership structure is appropriate and effective in light of the limited number of individuals in our management team and that we currently only have one director. Our board of directors believes having a single individual serve as both chairman and chief executive officer provides clear leadership, accountability and promotes strategic development and execution as our company executes our strategy. Our board of directors also believes that there is a high degree of transparency among the board of directors and company management.

Risk Management

Our board of directors oversees the risk management of our company and each of our subsidiaries. Our board of directors regularly reviews information provided by management in order for our board of directors to oversee the risk identification, risk management and risk mitigation strategies. Our board considers, as appropriate, risks among other factors in reviewing our strategy, business plan, budgets and major transactions.

Committees of Our Board of Directors

The Board of Directors has no nominating, or compensation committee, and does not have an “audit committee financial expert”. Our board of directors currently acts as our audit committee. There are no family relationships among members of management or the Board of Directors of the Company.

Director Nomination Process

In evaluating director nominees, our board of directors will consider, among others, the following factors:

Integrity
Independence
Diversity of viewpoints and backgrounds
Extent of experience
Length of service
Number of other board and committee memberships
Leadership qualities
Ability to exercise sound judgment

The Company is currently seeking additional members for its board of directors.

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a compensation committee.

Employment Agreements

Section 5.02(e) is hereby incorporated by reference.

DIRECTOR COMPENSATION

Currently our sole director serves without additional compensation for such services.

ITEM 11.  EXECUTIVE COMPENSATION

Company Summary Compensation

The following table sets forth information for Cardinal’s most recently completed fiscal year concerning the compensation of Kevin Jones, our sole executive during the most recently completed fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)			Total ($)

Kevin Jones, President, CEO and CFO	2013	$7,769	--	$			$
	2012	$36,753	--		$13,541	(1)		$50,293
	2011	$62,867	--		--			$62,867

(1) Salary Deferred

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of inception of the Company through the date of this Current Report on Form 8-K by the executive officers named in the Summary Compensation Tables.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Employment Contracts

We currently have no employment contracts with Named Executive Officers.

Option Plan

We currently do not have a Stock Option Plan, however, we may to issue stock options pursuant to a Stock Option Plan in the future. Such stock options may be awarded to management, employees, members of the Company’s Board of Directors and consultants of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of March 31, 2014, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

Name and Address of Beneficial Owner(1)	Shares (2)	Shares Underlying Convertible Securities (2)	Total Percent of Class

Kevin Jones, CEO	24,590,230	-	29.8%
All executive officers and directors as a group	24,590,230	-	29.8%

Barbara H. Jones	8,147,188	—	9.8%
Carol J. McKee	8,147,124	—	9.8%

*	Less than one percent.

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Barbara H. Jones is Kevin Jones wife. Unless otherwise indicated, the address of the beneficial owner is Cardinal, 203 Main Street, East Pittsburgh PA 15112.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are approximately 83,781,510 shares of common stock issued and outstanding as of November 22, 2013.

Changes in Control
There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During our last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any director or executive officer or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

Related Party Transaction Policy

We do not have a related party transaction policy.

MaloneBailey, LLP is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2013 and 2012. The following table shows the fees that we paid or accrued for the audit and other services provided by MaloneBailey, LLP, for the fiscal years ended December 31, 2013 and 2012.

Fee Category	2013		2012
Audit Fees		$30,000	$30,000
Audit-Related Fees	$		$--
Tax Fees		$--	$--
All Other Fees		$--	$--

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning. .

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2013 and 2012
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2013 and 2012
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
(vi)	Notes to Consolidated Financial Statements

(d) Exhibits. Exhibit No. Description

Exhibit No.	Description

2.1
LLC Membership Purchase Agreement, dated September 1, 2010, by and between the Company and Jonathan Hopp (incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011).

2.2
Share Exchange Agreement dated November 22, 2013 by and among JH Designs, Inc., Cardinal Resources LLC, and the members of Cardinal (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

2.3
Share Cancellation Agreement between JH Designs, Inc. and Jonathan Hopp dated November 22, 2013 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

3.1.1
Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011).

3.1.3
Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-174196), as filed with the Securities and Exchange Commission on November 14, 2012).

3.1.3
Certificate of Change (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-174196), as filed with the Securities and Exchange Commission on November 14, 2012).

3.2	By-Laws (incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011).

3.3
Certificate of Organization of Cardinal Resources, LLC dated March 9, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

3.4
Certificate of Merger, LLC dated March 10, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

3.5
Cardinal Resources, LLC Operating Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.1
Form of Convertible Bridge Note (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.2	Form of Warrant (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.3
Assignment and Assumption Agreement of Notes and Warrants (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.4
Form of JH Designs, Inc. Subscription Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.5
Form of JH Designs, Inc. Warrant (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

10.1
Agreement between the Bayelsa State Government and Cardinal Resources, LLC dated July 2, 2013 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

99.2	Cardinal financial statements for the nine months ended September 30, 2013 and Audited financial statements for the fiscal years ended December 31, 2012 and December 31, 2011. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

______

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

EXHIBIT INDEX

(d) Exhibits. Exhibit No. Description

Exhibit No.	Description

2.1
LLC Membership Purchase Agreement, dated September 1, 2010, by and between the Company and Jonathan Hopp (incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011).

2.2
Share Exchange Agreement dated November 22, 2013 by and among JH Designs, Inc., Cardinal Resources LLC, and the members of Cardinal (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

2.3
Share Cancellation Agreement between JH Designs, Inc. and Jonathan Hopp dated November 22, 2013 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

3.1.1
Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011).

3.1.3
Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-174196), as filed with the Securities and Exchange Commission on November 14, 2012).

3.1.3
Certificate of Change (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-174196), as filed with the Securities and Exchange Commission on November 14, 2012).

3.2	By-Laws (incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011).

3.3
Certificate of Organization of Cardinal Resources, LLC dated March 9, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

3.4
Certificate of Merger, LLC dated March 10, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

3.5
Cardinal Resources, LLC Operating Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.1
Form of Convertible Bridge Note (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.2	Form of Warrant (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.3
Assignment and Assumption Agreement of Notes and Warrants (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.4
Form of JH Designs, Inc. Subscription Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

4.5
Form of JH Designs, Inc. Warrant (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

10.1
Agreement between the Bayelsa State Government and Cardinal Resources, LLC dated July 2, 2013 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File number 000-54983), as filed with the Securities and Exchange Commission on December 3, 2013).

99.2	Audited financial statements for the fiscal years ended December 31, 2013 and December 31, 2012. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL RESOURCES INC.

Date: May 15, 2014	By:	/s/ Kevin Jones
Name: Kevin Jones
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

CARDINAL RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cardinal Resources, Inc.
East Pittsburgh, Pennsylvania

We have audited the accompanying balance sheets of Cardinal Resources, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the related results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
May 16, 2013

CARDINAL RESOURCES, INC. AND SUBSIDIARY
F/K/A JH DESIGNS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

ASSETS
	December 31, 2013	December 31, 2012

CURRENT ASSETS
Cash and cash equivalents	$545,714	$11,133
Accounts receivable, net	589,965	35,533
Inventory	14,137	-
Other current assets	28,430	3,430
TOTAL CURRENT ASSETS	1,178,246	50,096

PROPERTY, PLANT AND EQUIPMENT, NET	261,109	318,401

TOTAL ASSETS	$1,439,355	$368,497

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,602,968	$763,825
Accounts payable - related parties	62,528	60,959
Notes payable	222,657	211,049
Notes payable - related parties	55,415	107,208
Convertible notes payable, net of discount of $77,011 and $0	180,989	70,000
Accrued liabilities	560,421	281,989
TOTAL CURRENT LIABILITIES	2,684,978	1,495,030

NON-CURRENT LIABILITIES
Notes payable, net of current portion	-	8,897
TOTAL NON-CURRENT LIABILITIES	-	8,897

TOTAL LIABILITIES	2,684,978	1,503,927

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and outstanding	-	-
as of December 31, 2013 and 2012, respectively
Common stock, $0.001 par value, 300,000,000 shares authorized, 87,026,331 and 46,623,554 shares	87,026	46,624
issued and outstanding as of December 31, 2013 and 2012, respectively
Additional paid in captial	954,815	113,698
Accumulated deficit	(2,287,464)	(1,295,752)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(1,245,623)	(1,135,430)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$1,439,355	$368,497

The accompanying notes are an integral part of these financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
F/K/A JH DESIGNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Years Ended
	December 31, 2013	December 31, 2012

Revenues
Sales	$2,564,943	$1,278,024

Operating expenses
Cost of sales	1,203,257	781,907
Selling, general and Administrative	2,248,904	1,018,346
Depreciation and amortization expenses	50,018	56,448
Total operating expenses	3,502,179	1,856,701

Loss from operations	(937,236)	(578,677)

Other expenses
Interest expense	(54,428)	(31,112)
Other	(48)	-
Total other expenses	(54,476)	(31,112)

Net income (loss)	$(991,712)	$(609,789)

Earnings (loss) per share
Basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	50,875,084	46,623,554

The accompanying notes are an integral part of the financial statements

CARDINAL RESOURCES, INC. AND SUBSIDIARY
F/K/A JH DESIGNS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Common Stock		Additional	Retained	Total
	$0.001 par value		$0.001 par value		Paid in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2011	-	$-	46,623,554	$46,624	$109,628	$(685,963)	$(529,711)

Shareholders contribution	-	-	-	-	4,070	-	4,070

Net (loss)	-	-	-	-		(609,789)	(609,789)

Balance, December 31, 2012	-	$-	46,623,554	$46,624	$113,698	$(1,295,752)	$(1,135,430)

Reorganization due to reverse merger	-	-	36,000,000	36,000	(117,848)	-	(81,849)

Proceeds from sales of common stock, net	-	-	2,900,000	2,900	649,100	-	652,000

Common stock issued for services	-	-	500,000	500	124,500	-	125,000

Intrinsic value from beneficial conversion feature	-	-			86,368	-	86,368

Shares issued for conversion of debt	-	-	1,002,777	1,003	73,997	-	75,000

Net (loss)	-	-	-	-		(991,712)	(991,712)

Warrants issued for service	-	-	-	-	25,000	-	25,000

Balance, December 31, 2013	-	$-	87,026,331	$87,026	$954,815	$(2,287,464)	$(1,245,623)

The accompanying notes are an integral part of these financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
F/K/A JH DESIGNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Years Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(991,712)	$(609,789)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expenses	50,018	56,448
Amortization of debt discounts	9,357	-
Stock based compensation	150,000	-
Bad debt expense	-	431,367
Changes in operating assets and liabilities:
Accounts receivable	(554,432)	(148,414)
Inventory	(14,137)
Prepaid expenses	-	34,618
Other current assets	(23,915)	-
Accounts payable	806,995	158,322
Accounts payable - related parties	1,569	14,295
Accrued liabilities	278,432	85,968
NET CASH PROVIDED BY OPERATING ACTIVITIES	(287,825)	22,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	7,274	-
Purchase of equipment	-	(7,453)
NET CASH USED IN INVESTING ACTIVITIES	7,274	(7,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of member units	-	4,070
Proceeds from notes payable	104,142	-
Repayments of notes payable	(152,217)	(93,530)
Proceeds from notes payable - related parties	470	50,602
Repayments of notes payable - related parties	(52,263)	(35,421)
Proceeds from convertible notes payable	263,000	70,000
Proceeds from sales of common stock, net of cost	652,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	815,132	(4,279)

NET INCREASE IN CASH AND CASH EQUIVALENTS	534,581	11,083

CASH AND CASH EQUIVALENTS:
Beginning of period	11,133	50
End of period	$545,714	$11,133

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$45,071	$24,985

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature for convertible notes	$86,368	$-
Net liabilities from reverse merger	81,849	-
Shares issued for conversion of debt	75,000	-

The accompanying notes are an integral part of these financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 1 ORGANIZATION AND BUSINESS BACKGROUND

Cardinal Resources, Inc. (f/k/a JH Designs, Inc.) (the “Company”), was incorporated under the laws of the State of Nevada on July 29, 2010 with one wholly-owned subsidiary, Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California.

On November 22, 2013, the Company, Cardinal Resources LLC (“Cardinal”), a privately-held company headquartered in Pittsburgh, Pennsylvania, and the members of Cardinal (the “Members”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Company agreed to exchange the outstanding membership interests of Cardinal held by the Members for shares of common stock of the Company. Pursuant to the Agreement, the membership interests of Cardinal are exchanged for 46,623,554 new shares of the Company’s common stock, par value $0.001 per share. In addition, approximately 1,273,000 shares of the Company’s common stock, and approximately 6,103,000 shares of the Company’s common stock were reserved for issuance to holders of convertible promissory notes and options, respectively, issued by Cardinal.

At the Closing, Jonathan Hopp, the former President and majority owner of the Company, submitted for cancellation 160,900,000 shares of common stock of the Company, and Members holding approximately 100% of the membership interests in Cardinal exchanged their interests for 46,623,554 shares of common stock of the Company, and as a result, at the Closing and after giving effect to such cancellation of shares and to the private offering of securities described below, the Company had 46,623,554 shares of common stock issued outstanding and no preferred stock issued and outstanding. The shares issued to Members of Cardinal constituted approximately 56.4% of the issued and outstanding shares of the Company’s common stock at the Closing.

The transaction resulted in a change in control of the Company. The Company and Cardinal were hereby reorganized, such that the Company acquired 100% of the membership interests in Cardinal, and Cardinal Resources LLC became wholly-owned subsidiaries of the Company.

The reorganization between the Company and Cardinal has been accounted for as a reverse acquisition and recapitalization of the Company whereby Cardinal is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Cardinal, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.  The Company is deemed to be a continuation of the business of Cardinal.  Accordingly, the accompanying consolidated financial statements include the following:

(1)           The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)           The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Cardinal Resources, Inc., Staged for Success LLC and Cardinal Resources LLC are hereinafter referred to as (the “Company”).

Cardinal was organized as a limited liability company in Pennsylvania in October 2004 Cardinal Resources, LLC (referred to herein as the “Company”), a Pennsylvania Limited Liability Company, was originally founded in Monroeville, Pennsylvania in 2004 by Kevin R. Jones, Barbara H. Jones and Joyce O’Connor. The business produces and distributes innovative water and wastewater treatment systems, including the patented solar powered Red Bird System, specialty patent and proprietary natural media filters. In addition, the Company provides their clients with environmental engineering, consulting, and remediation services.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and fiscal year

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting. The Company’s fiscal year-end is December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Staged for Success LLC, and Cardinal Resources LLC. All inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2012  the Company recorded an allowance for uncollectible accounts of $431,367 and none for 2013
Inventory

The Company’s inventory is comprised of machine components and finished goods. Inventories are valued at the lower of cost of market with cost determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

Property, plant and equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the expected useful lives of 3-7 years from the date on which the asset became fully operational. Additions are capitalized and expenditures for maintenance and repairs are expensed as incurred.

Impairment of long-lived assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the years ended December 31, 2013 and 2012.

Fair Value for Financial Assets and Financial Liabilities

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and short-term borrowings approximate their fair values because of the short maturity of these instruments. The long-term borrowings approximate fair value since the related rates of interest approximate current market rates.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Embedded conversion features

The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Revenues and Cost of Revenues

Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

Revenues from time-and-material and rate chart contracts are recognized currently as work is performed.

Revenues from maintenance service contracts are recognized on a straight-line basis over the life of the contract once the Company has an agreement, service has begun, the price is fixed or determinable and collectability is reasonably assumed.

Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Income Taxes

Income taxes are determined in accordance with ASC 740, “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

As of December 31, 2013 and 2012, the Company did not have any significant unrecognized uncertain tax positions. The tax years from 2011 to 2013 remain subject to examination by taxing authorities.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock warrants totaling 3,176,000 shares are excluded as well, as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figure is presented.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company had accounts payable balances owed to related parties as of December 31, 2013 and 2012 of $62,528 and $60,959, respectively. Material related party debt transactions have been identified in Note 6 to the financial statements.

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 3 GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as of December 31, 2013, the Company had an accumulated deficit and a working capital deficit. In addition, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in raw materials costs, as well as packaging costs; (b) expansion of the business model into new markets, (c) commercialization of patented products and; (c) significant reductions in lease costs. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE – 4 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are comprised of the following amounts at the respective dates:

	Estimated	As of December 31,
	Useful Life	2013	2012
Cost:
Machinery and equipment	7-10 years	$435,158	$434,995
Vehicles	5-7 years	42,545	82,835
Furniture and fixtures	10 years	55,005	55,005
Software	3 years	8,390	8,390
		541,098	581,225
Less: Accumulated depreciation		(279,989)	(262,824)
Net		$261,109	$318,401

The Company had depreciation expenses of $50,018 and $56,448 during the years ended December 31, 2013 and 2012, respectively.

NOTE – 5 NOTES PAYABLE

As of December 31, 2013 and 2012, the Company had notes payable of $222,657 and $219,946, respectively, from various local banks. The detailed terms were set forth as follows:

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 5 NOTES PAYABLE (CONTINUED)

	As of December 31,
	2013	2012

2008 GMC Sierra 3500, 8.99% annual interest, due on May 7, 2014	$--	$18,497

Dollar Bank, 10.27% annual interest, due on October 1, 2013	--	6,475

Revolving Line of Credit, 9.75% interest on outstanding balance	13,716	--

Notes payable to Diane Friedman, zero interest, due on demand	13,200	--

Notes payable to former president, zero interest, due on demand	23,870	--

SBA Guaranteed Loan, 6.5% annual interest, in default as of December 31, 2012	171,871	194,974
Total notes payable	$222,657	$219,946
Less: Current portion of notes payable	(222,657)	(211,049)
Total long-term notes payable	$0	$8,897

NOTE – 6 NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable – related parties of the following amounts as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Loan from officers, 15% annual interest, due on September 8, 2016	$16,000	$16,000
Loan from member, 9.75% annual interest, due on demand	30,359	15,435
Loan from officer, 4.09% annual interest, due on demand	3,038	3,168
Loan from officer, 4.09% annual interest, due on demand	6,018	0
Loan from officer, 4.11% annual interest, due on December 31, 2013	0	64,572
Loan from officer, 15% annual interest, due on March 1, 2013	0	8,033
Total notes payable – related parties	$55,415	$107,208
Less: Current portion of notes payable	(55,415)	(107,208)
Total long-term notes payable – related party	$0	$0

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 7 CONVERTIBLE NOTES

The Company had outstanding balances on its convertible notes in the amount of $180,989 and $70,000 as of December 31, 2013 and 2012, respectively.

In February 2013, July 2013 and September 2013, the Company borrowed $20,000, $3,000 and $10,000, respectively. The amounts convert automatically upon the completion of a Qualified Financing at a conversion price based upon the Qualified Financing.  The amounts are due October 2014 and bear interest of 12%.

On November 22, 2013, the Company completed a private placement pursuant to which the Company issued a convertible promissory note to certain accredited investors, which notes are convertible into shares of our common stock at $0.25 per share. In addition, the Company granted to the same investors three−year warrants to purchase an aggregate of 276,000 shares of our common stock at $0.25 per share. As a result of this private placement the Company raised approximately $230,000 in gross proceeds, which left $204,500 in net proceeds after the deduction of offering expenses in the amount of approximately $25,500. In connection with this private placement, the Company paid the placement agent, Felix Advisors, LLC a placement agency fee of approximately $23,000. The Company assumed these notes and warrants pursuant to an Assignment and Assumption Agreement dated November 22, 2013.

 The Notes were discounted in the amount of $86,368 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. As of December 31, 2013, the aggregate carrying value of the Notes was $152,989, net of debt discounts of $77,011. The Company recorded interest expense related to the Notes of $1,744 and amortization of debt discount in amount of $9,357 during the year ended December 31, 2013. The interest expense of $1,744 has been included under accrued liabilities.

During 2013, $75,000 of convertible debt was converted into 1,002,777 shares of common stock.

NOTE – 8 INCOME TAXES

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $2,137,000 that expire in 2025.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2013 or 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2013 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $834,000, less a valuation allowance in the amount of approximately $763,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset is as follows:

	2013	2012
Deferred tax asset - gross	834,000	505,343
Valuation allowance	(834,000)	(505,343)

Net deferred tax asset	0	0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2013 and 2012 is as follows:
	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)

Total deferred tax asset	0%	0%

 CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 9 CAPITAL TRANSACTIONS

On November 22, 2013, the Company, Cardinal Resources LLC (“Cardinal”), a privately-held company headquartered in Pittsburgh, Pennsylvania, and the members of Cardinal (the “Members”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the Company agreed to exchange the outstanding membership interests of Cardinal held by the Members for shares of common stock of the Company. Pursuant to the Agreement, the membership interests of Cardinal are exchanged for 46,623,554 new shares of the Company’s common stock, par value $0.001 per share. In addition, approximately 1,273,000 shares of the Company’s common stock, and approximately 6,103,000 shares of the Company’s common stock were reserved for issuance to holders of convertible promissory notes and options, respectively, issued by Cardinal.

At the Closing, Jonathan Hopp, the former President and majority owner of the Company, submitted for cancellation 160,900,000 shares of common stock of the Company, and Members holding approximately 100% of the membership interests in Cardinal exchanged their interests for 46,623,554 shares of common stock of the Company, and as a result, at the Closing and after giving effect to such cancellation of shares and to the private offering of securities described below, the Company had 46,623,554 shares of common stock issued outstanding and no preferred stock issued and outstanding. The shares issued to Members of Cardinal constituted approximately 56.4% of the issued and outstanding shares of the Company’s common stock at the Closing. The prior owners of the Company retained 36,000,000 shares of common stock and net liabilities of $81,849 were assumed as well.
The transaction resulted in a change in control of the Company.

On November 22, 2013, the Company also completed a private placement pursuant to which the Company issued an aggregate of 1.6 million shares of common stock to certain accredited investors at a per share price of $0.25. In addition, the Company granted to the same investors three−year warrants to purchase an aggregate of 1.6 million shares of our common stock at $0.50 per share. As a result of this private placement we raised approximately $400,000 in gross proceeds.

On November 28, 2013, we completed a private placement pursuant to which we issued an aggregate of 900,000 shares of common stock to certain accredited investors at a per share price of $0.25. In addition, we granted to the same investors three−year warrants to purchase an aggregate of 900,000 shares of our common stock at $0.50 per share. As a result of this private placement we raised approximately $225,000 in gross proceeds.

On December 4, 2013, we completed a private placement pursuant to which we issued an aggregate of 400,000 shares of common stock to certain accredited investors at a per share price of $0.25. In addition, we granted to the same investors three−year warrants to purchase an aggregate of 400,000 shares of our common stock at $0.50 per share. As a result of this private placement we raised approximately $100,000 in gross proceeds.

The company paid $73,000 in offering costs associated with the $725,000 raised.

During 2013, $75,000 of convertible debt was converted into 1,002,777 shares of common stock.

NOTE – 10 STOCK ISSUED FOR SERVICES

On December 17, 2013, the Board of Directors of the Company approved the issuance of 500,000 shares of common stock to consultants for professional services in connection with reporting compliance and corporate matters during 2013. The value of the shares in amount of $125,000 was determined using recent cash sales of stock since the Company currently has a limited trading market.  Accordingly, the Company calculated stock based compensation of $125,000 as its fair value and recognized the expense during the year ended December 31, 2013.

During 2013, the Company granted warrants with a fair value of $25,000 to a service provider that were fully vested at the date of grant.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE – 11 Warrants

The following table summarizes all warrant outstanding as of December 31, 2013, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2013	0	$0
Granted	3,276,000	$0.47
Exercised	0	0
Expired	0	$0
Balance at December 31, 2013	3,276,000	0.47
Warrants Exercisable at December 31, 2013	3,276,000	$0.47

On November 22, 2013, The Company issued three-year warrants for the purchase of 276,000 shares of the Company’s common stock in the aggregate at $0.25 per share in connection with the convertible notes payable of $230,000.

During the fourth quarter of 2013, the Company issued three-year warrants for the purchase of total 2,900,000 shares of the Company’s common stock in the aggregate at $0.50 per share in connection with the private placement of total 2,900,000 shares at $.25 per share.

During the fourth quarter of 2013, the Company issued two-year warrants for the purchase of total 100,000 shares of the Company’s common stock in the aggregate at $0.20 per share for services.  The warrants were valued at $25,000.

The aggregate intrinsic value of all warrants at December 31, 2013 was $0.

NOTE - 12 OPTIONS

Upon the Closing of the Share Exchange Agreement, dated November 22, 2013, the Company converted the three Unit Option Agreements entered into by Cardinal Resources LLC, dated June 24, 2009, pursuant to which the 5-year Options to purchase total 100,601 units of Cardinal Resources LLC at a price of $.65 per Unit was converted to options to purchase 6,103,104 shares of the Company at a price of $.011 per share. The Share Exchange Agreement rate was used to convert the units and price per unit to shares and price per share. The options expire on June 24, 2014. The Company did not grant any registration rights with respect to any share of common stock issuable upon exercise of the options. These were treated as part of the reverse merger and recapitalization. The aggregate intrinsic value of all options at December 31, 2013 was $1,458,642.

No stock options were issued in the years ended December 31, 2013 and 2012.

NOTE – 13 CONCENTRATION AND RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables. For international sales the Company requires financial payment guarantees such as Letters of Credit or Sovereign Guarantees. Based on a number of factors the Company may require credit insurance.

During the year ended December 31, 2013, three customers composed approximately 94% of total revenue. During the year ended December 31, 2012, three customers composed approximately 73% of total revenue.

During the year ended December 31, 2013, three vendors composed approximately 76% of total purchases. During the year ended December 31, 2012, three vendors composed approximately 71% of total purchases.

NOTE – 14 COMMITMENTS AND CONTINGENCIES

The Company leases its office and testing space under one long-term non-cancelable operating lease agreement, which continues through April of 2014. A storage facility was under lease for one year commencing in June 2011. We were in a month to month lease arrangement for the storage space after expiration.

The lease payments set forth in the following table include the rents for both office space and storage space.

Year ended December 31	Lease payment
2014	38,199
2015	2,927
2016	--
2017	--
Thereafter	--
Total	$41,126

For the years ended December 31, 2013 and 2012, rental expenses were $102,033 and $120,033, respectively.