Form 10-Q
period 2014-03-31
CARDINAL RESOURCES, INC.
filed 2014-05-20
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-54360

CARDINAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8736115
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

203 Main Street
East Pittsburgh, PA 15112
 (Address of principal executive offices)

(412) 374-0989
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 20, 2014, there were 87,026,331 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013 (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,093	$545,714
Accounts receivable, net	883,435	589,965
Inventory	14,137	14,137
Other current assets	28,430	28,430
TOTAL CURRENT ASSETS	1,002,095	1,178,246

PROPERTY, PLANT AND EQUIPMENT, NET	249,273	261,109

TOTAL ASSETS	$1,251,368	$1,439,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,568,650	$1,602,968
Accounts payable - related parties	62,528	62,528
Notes payable	222,657	222,657
Notes payable - related parties	55,415	55,415
Convertible notes payable, net of discount of $55,419 and $77,011	202,581	180,989
Accrued liabilities	573,189	560,421
TOTAL CURRENT LIABILITIES	2,685,020	2,684,978

TOTAL LIABILITIES	2,685,020	2,684,978

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 87,026,331 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	87,026	87,026
Additional paid in captial	954,815	954,815
Accumulated deficit	(2,475,493)	(2,287,464)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(1,433,652)	(1,245,623)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$1,251,368	$1,439,355

The accompanying notes are an integral part of these financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Revenues
Sales	$295,420	$140,842

Operating expenses
Cost of sales	151,525	80,018
Selling, general and Administrative	281,017	173,949
Depreciation and amortization expenses	11,836	13,852
Total operating expenses	444,378	267,819

Loss from operations	(148,958)	(126,977)

Other expenses
Interest expense	(34,360)	(7,758)
Interest income	-	24
Other expenses	(4,711)	-
Total other expenses	(39,071)	(7,734)

Income (loss) before income taxes	(188,029)	(134,711)

Income taxes	-	-

Net income (loss)	$(188,029)	$(134,711)

Earnings (loss) per share
Basic	$(0.00)	$(0.00)
Dilutive	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	87,026,331	46,623,554
Dilutive	97,325,435	46,623,554
The accompanying notes are an integral part of the financial statements

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,029)	$(134,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	11,836	13,852
Amortization of debt discounts	21,592	-
Bad debt expense	-	47,112
Changes in operating assets and liabilities:
Accounts receivable	(293,470)	(32,920)
Accounts payable	(34,318)	(23,182)
Accounts payable - related parties	-	24,400
Accrued liabilities	12,768	118,172
NET CASH PROVIDED BY OPERATING ACTIVITIES	(469,621)	12,723

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(25,408)
Repayments of notes payable - related parties	-	(18,398)
Proceeds from convertible notes payable	-	20,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(23,806)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(469,621)	(11,083)

CASH AND CASH EQUIVALENTS:
Beginning of period	545,714	11,133
End of period	$76,093	$50

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$828

The accompanying notes are an integral part of these financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE – 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE – 2 GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as of March 31, 2014, the Company had an accumulated deficit and a working capital deficit. In addition, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE – 3 CONVERTIBLE NOTES

 The Company had outstanding balances on its convertible notes in the amount of $202,581 and $180,989 as of March 31, 2014 and December 31, 2013, respectively.

 The Notes were discounted at their issuance date in the amount of $86,368 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. The Company recorded interest expense related to the Notes of $4,025 and amortization of debt discount in amount of $21,592 during the three months ended March 31, 2014. The interest expense of $4,025 has been included under accrued liabilities.

NOTE – 4 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company has one long term contract in progress at March 31, 2014:

Total Contract
Job	Revenues	Cost of Revenues	Estimated Gross Profit	Gross Profit %
Bayelsa	$6,300,000	$3,443,651	$2,856,349	45%

Three Months Ended March 31, 2014
Job	Revenues	Cost of Revenues	Gross Profit	Billed to Date	% Complete	Over (Under) Billed
Bayelsa	$2,114,068	$1,155,573	$958,495	$2,114,068	34%	$-
Less: previously recognized	(1,826,448)	(998,357)	(828,091)

Totals	$287,620	$157,216	$130,404	$2,114,068		$-

NOTE – 5 CONCENTRATION AND RISK

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

During three months ended March 31, 2014, two customers composed approximately 99% of total revenue. During three months ended March 31, 2013, three customers composed approximately 73% of total revenue.

During three months ended March 31, 2014, three vendors composed approximately 76% of total purchases. During three months ended March 31, 2013, three vendors composed approximately 71% of total purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Cardinal Resources, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ending March 31, 2014, and 2013.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

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

Plan of Operations

Our Plan of Operations is focused on becoming the global preferred provider of sustainable water treatment systems using a distributed architecture. To meet this goal our plans call for the Company to expand our financial management, technical implementation staff, and market development. Part of our plan is to continue to expand our technologies, and approaches as well beginning with distributed waste water treatment. In terms of expansion our plan is to first have implementation well underway for our three large contracts in Cameroon, Nigeria, and Senegal. We can then move aggressively to close on other opportunities in our pipeline and expand into our next targets of India, Panama, and Southeast Asia. We are planning to continue to outsource our manufacturing within the US. Depending on growth within a specific region, we may in the future, outsource a portion of the assembly overseas while retaining US manufacturing for key components, technology protection and producing the majority of the systems sold.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014		March 31, 2013
Sales		$295,420	$140,842
Gross Profit (Loss)		$143,895	$60,824
Research and Development Expenses	$	---	$--
General and Administrative Expenses		$281,017	$173,949
Operating Expenses		$444,378	$267,819
Other Income (Expense)		$(39,071)	$(7,734)
Net Loss		$(188,029)	$(134,711)

For the three months ended March 31, 2014 and 2013, the Company reported a net loss of $188,029 and $134,711, respectively. The change in net loss between the three months ended March 31, 2014 and 2013 was primarily attributable to the ramp up costs associated with increased manufacturing activities, and we continued to reduce outstanding accounts payable from historic operations..

Sales - Net sales for the three months ended March 31, 2014, were $295,420, compared to $140,842 for the three months ended March 31, 2013. The increase in sales reflects the shift to the systems business and the continued work on the Bayelsa project.

Gross Profit/(Loss) - During the three months ended March 31, 2014, our gross loss as a percentage of sales was 48.7%, compared to a gross profit as a percentage of sales of 43.2 % for the three months ended March 31, 2013. This increase in gross profit percentage is primarily attributable to the shift from services to systems and improved supply chain management during the ramp up to meet contracted orders.

Operating Expenses –

Research and Development - Research and Development for the three months ended March 31, 2014, and  for the three months ended March 31, 2013 were insignificant. The lack of  research and development is short term and  is primarily attributable to the focus on implementation of existing contracts and opportunities..

General and Administrative Expenses – General and Administrative for the three months ended March 31, 2014, were $281,017, as compared to $173,949 for the three months ended March 31, 2013. The change is primarily attributable to the expenses associated with the Company’s various public security filings, increased payroll costs, higher travel and entertainment expenses associated with obtaining new customers.

Total Operating expenses for the three months ended March 31, 2014 were $444,378, as compared to $267,819 for the three months ended March 31, 2013.

We anticipate that as our operations increase our research and development expenses may increase because we believe that maintaining state of the art products is a key to our continued success, however, we believe that such expenses will constitute a lower percentage of our operating budget.  We expect to achieve economies of scale in our general and administrative expenses as our operations increase as much of our administrative expenses are fixed costs, such as salaries of key personnel and rent. As a result, while we may need to hire additional personnel as operations increase, we believe that the increases in general and administrative expenses will be at a lower rate than the increase in revenues.

Other Income (Expense) - Other income (expense) for the three months ended March 31, 2014 was ($39,071), as compared to $(7,734) for the three months ended March 31, 2013. The increase is primarily attributable to amortization of the discount from our notes payable charged to interest expense.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 compared to December 31, 2013:

	March 31, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$1,002,095	$1,178,246	$(176,151)
Current Liabilities	$2,685,020	$2,684,978	$42
Working Capital	$(1,682,925)	$(1,506,732)	$(176,193)

As of March 31, 2014, we had negative working capital of $1,682,925 which was an improvement period to period as compared to negative working capital of $1,506,732 as of December 31, 2013. The improvement was due primarily to improved cash flow from operations and increased sources of financing.

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $(469,621) and $12,723 respectively. The increase in cash used in operating activities was primarily related to the increased marketing, increased manufacturing, and increases in related working capital.

Net cash in all investing activities for the three months ended March 31, 2014 and 2013 was $0 and $(23,806) respectively due to the repayment of notes payable in place of salaries.

The estimated working capital requirement for the next 12 months is $1,800,000 with an estimated burn rate of $150,000 per month.   As reflected in the accompanying financial statements, the Company had cash of $76,093 at March 31, 2014.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the contract specific financing, raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 10-K, filed with the SEC on May 16, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

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

CARDINAL RESOURCES, INC.

Date: May 20, 2014	By:	/s/ Kevin Jones
	Name:	Kevin Jones
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)