Form 10-K/A
period 2013-12-31
CARDINAL RESOURCES, INC.
filed 2014-05-21
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

AMENDMENT EXPLANATORY NOTE

        Cardinal Resources, Inc. is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "Original Filing"), filed with the Securities and Exchange Commission (the "SEC") on May 16, 2014, to amend a clerical error in the Original Filing. This Amendment No. 1 is being filed solely to include a revised date of the audit report of the Company's auditor, MaloneBailey LLP – from May 16, 2013 to May 16, 2014.

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

CARDINAL RESOURCES INC.

Date: May 21, 2014	By:	/s/ Kevin Jones
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
May 16, 2014

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