Form 10-Q
period 2014-06-30
CARDINAL RESOURCES, INC.
filed 2014-08-19
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-54360

CARDINAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1579622
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

As of August 15, 2014, there were 90,068,199 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013 (Unaudited)

ASSETS
	June 30, 2014	December 31, 2013

CURRENT ASSETS
Cash and cash equivalents	$193,596	$545,714
Accounts receivable, net	602,086	589,965
Inventory	14,137	14,137
Other current assets	28,430	28,430
TOTAL CURRENT ASSETS	838,249	1,178,246

PROPERTY, PLANT AND EQUIPMENT, NET	247,263	261,109

TOTAL ASSETS	$1,085,512	$1,439,355

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,836,818	$1,602,968
Accounts payable - related parties	62,528	62,528
Notes payable	222,657	222,657
Notes payable - related parties	36,377	55,415
Convertible notes payable, net of discount of $84,702 and $77,011	231,298	180,989
Accrued liabilities	570,946	560,421
Derivative liabilities	67,038
TOTAL CURRENT LIABILITIES	3,027,662	2,684,978

TOTAL LIABILITIES	3,027,662	2,684,978

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 90,343,332 and 87,026,331 shares	90,343	87,026
issued and outstanding as of June 30, 2014 and December 31, 2013, respectively
Additional paid in captial	1,772,340	954,815
Accumulated deficit	(3,804,833)	(2,287,464)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(1,942,150)	(1,245,623)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$1,085,512	$1,439,355

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues
Sales	$(250,868)	$149	$44,552	$89,905

Operating expenses
Cost of sales	335,118	84,922	486,643	138,152
Selling, general and Administrative	374,825	113,723	655,842	104,660
Depreciation and amortization expenses	13,065	12,493	24,901	26,345
Total operating expenses	723,008	211,138	1,167,386	269,157

Loss from operations	(973,876)	(210,989)	(1,122,834)	(179,252)

Other expenses
Interest expense	(33,539)	(7,093)	(67,899)	(14,851)
Interest income	-	9,575	-	24
Loss on extinguishment of debt	(303,411)	-	(303,411)	-
Changes in derivative liabilities	(12,038)	-	(12,038)	-
Gain from disposal of vehicle	-	-	-	16,847
Other expenses	(6,476)	-	(11,187)	-
Total other expenses	(355,464)	2,482	(394,535)	2,020

Income (loss) before income taxes	(1,329,340)	(208,507)	(1,517,369)	(177,232)

Income taxes	-	-	-	-

Net income (loss)	$(1,329,340)	$(208,507)	$(1,517,369)	$(177,232)

Earnings (loss) per share
Basic	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding
Basic	88,066,578	87,026,331	87,549,328	87,026,331

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,517,369)	$(177,232)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expenses	24,901	26,345
Amortization of debt discounts	50,309	-
Loss on extinguishment of debt	303,411	-
Change in derivative liabilities	12,038	-
Gain from disposal of vehicle	-	(16,847)
Stock based compensation	200,000	-
Changes in operating assets and liabilities:
Accounts receivable	(12,121)	(21,403)
Accounts payable	233,850	(48,014)
Accounts payable - related parties	-	24,400
Accrued liabilities	121,540	221,634
NET CASH PROVIDED BY OPERATING ACTIVITIES	(583,441)	8,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,055)	(163)
Proceeds from disposal of vehicle	-	24,284
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,055)	24,121

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(45,285)
Repayments of notes payable - related parties	-	(38,902)
Proceeds from options exercises	22,378	-
Proceeds from sales of common stock	165,000	-
Proceeds from convertible notes payable	55,000	40,100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	242,378	(44,087)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(352,118)	(11,083)

CASH AND CASH EQUIVALENTS:
Beginning of period	545,714	11,133
End of period	$193,596	$50

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$1,787

Supplemental disclosures of non-cash investing and financing activities:
Debt discount due to member units issued with convertible notes	$58,000	$3,000
Stock issued to settle partial accrued salaries	$111,015	$-
Stock issued to settle related parties notes	$19,038	$-

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR SIX MONTHS ENDED JUNE 30, 2014

	Preferred Stock		Common Stock		Additional	Retained	Total
	$0.001 par value		$0.001 par value		Paid in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2011	-	$-	46,623,554	$46,624	$109,628	$(685,963)	$(529,711)

Shareholders contribution	-	-	-	-	4,070	-	4,070

Net (loss)	-	-	-	-		(609,789)	(609,789)

Balance, December 31, 2012	-	$-	46,623,554	$46,624	$113,698	$(1,295,752)	$(1,135,430)

Reorganization due to reverse merger	-	-	36,000,000	36,000	(117,848)	-	(81,848)

Proceeds from sales of common stock	-	-	2,900,000	2,900	649,100	-	652,000

Common stock issued for services	-	-	500,000	500	124,500	-	125,000

Intrinsic value from beneficial conversion feature	-	-			86,368	-	86,368

Shares issued for conversion of debt	-	-	1,002,777	1,003	73,997	-	75,000

Warrants issued for services	-	-			25,000	-	25,000

Net (loss)	-	-	-	-		(991,712)	(991,712)

Balance, December 31, 2013	-	$-	87,026,331	$87,026	$954,815	$(2,287,464)	$(1,245,623)

Proceeds from sales of common stock	-	-	457,500	458	164,543	-	165,000

Conversion of debt	-	-	325,135	325	129,728	-	130,053

Common stock issued for services	-	-	500,000	500	199,500	-	200,000

Option exercises	-	-	2,034,368	2,034	20,344		22,378

Warrants issued for debt settlement	-	-	-	-	303,411		303,411

Net (loss)	-	-	-	-		(1,517,369)	(1,517,369)

Balance, June 30, 2014	-	$-	90,343,334	$90,343	$1,772,340	$(3,804,833)	$(1,942,150)

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

NOTE – 2 GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as of June 30, 2014, the Company had an accumulated deficit and a working capital deficit. In addition, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) utilization of outsourced build-to-order production; (b) expansion into new markets, (c) commercialization of patented products and; (c) significant reductions in lease costs. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE – 3 CONVERTIBLE NOTES

 As of June 20, 2014 and December 31, 2013, the Company had outstanding balances on its convertible notes in the amount of $231,298 and $180,989, respectively, net of discounts of $84,702 and $77,011, respectively.

(A)	Convertible Notes Payable

In October 2012, December 2012 and September 2013, the Company borrowed $10,000, $5,000 and $13,000, respectively. The amounts convert automatically upon the completion of a Qualified Financing at a conversion price based upon the Qualified Financing.  The amounts are due October 2014 and bear interest of 12%.

(B)	Convertible Notes Payable – Derivative liabilities

On May 28, 2014, the Company issued a convertible promissory note of $58,000 (the “Note”) to a third party. The Note bears an interest rate of 8% per annum and is due on March 2, 2015, pursuant to which the holder of the Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company after 180 days upon commencement, at 58% of the Market Price, which means the average of the lowest three trading price during the ten trading days prior to the conversion date.

The Company has determined that the conversion feature of the Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Note. Such discount will be accreted from the issuance date to the maturity date of the Note. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The fair value of the embedded derivative liability was determined using the Black-Scholes valuation model on the issuance date with the assumptions in the table below.

At June 30, 2014, the Company revalued the embedded derivative liability with the assumptions in the table below. For the period from May 28, 2014 (commencement date) to June 30, 2014, the Company decreased the derivative liability of $67,185 by $147 resulting in a derivative liability of $67,038 at June 30, 2014.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5/28/2014	$67,185	0.76	$0.145	$0.25	176%	0.0011
6/30/2014	$67,038	0.67	$0.599	$1.05	176%	0.0011

As of June 30, 2014, the carrying values of the Note were $6,885, net of debt discounts of $51,115. The Company recorded interest expense of $420 related to the Note and amortization of debt discounts in amount of $6,885 during the six months ended June 30, 2014. The interest expense of $420 has been included under accrued liabilities as of June 30, 2014.

The Note	06/30/2014

Proceeds	$58,000
Less derivative liabilities on initial recognition	(58,000)
Value of the Note on initial recognition	0
Add accumulated accretion expense	6,885
Balance as at June 30, 2014	$6,885

NOTE – 4 CAPITAL TRANSACTIONS

During the second quarter of 2014, the Company completed a private placement pursuant to which the Company issued 120,000 shares of common stock to a accredited investor at a per share price of $0.25. As a result of this private placement, the Company raised approximately $30,000 in gross proceeds.

During the second quarter of 2014, the Company also completed a private placement pursuant to which the Company issued an aggregate of 337,500 shares of common stock to certain accredited investors at a per share price of $0.40. In addition, the Company granted to the same investors three−year warrants to purchase an aggregate of 337,500 shares of its common stock at $0.80 per share. As a result of this private placement, the Company raised approximately $135,000 in gross proceeds.

During the second quarter of 2014, the Company issued 325,133 shares of common stock to the officer of the Company at a per share price of $0.40 to settle the loan of $19,038 due to this officer and part of his accrued compensation in amount of $111,015. In addition, the Company granted to the same officer three−year warrants to purchase an aggregate of 325,133 shares of its common stock at $0.80 per share.

The fair value of the warrants granted during the second quarter of 2014 was determined using the Black-Scholes valuation model on the grant date with the assumptions in the table set forth below. Accordingly, the fair value of 325,133 warrants granted for debt settlement resulted in loss on extinguishment of debt in amount of $303,411 during the six months ended June 30, 2014.

Term (Years)	Exercise Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
3 years	$0.80	$0.25 - $1.05	176%	0.0011

NOTE – 5 STOCK ISSUED FOR SERVICES

On May 23, 2014, the Board of Directors of the Company approved the issuance of 500,000 shares of common stock to the corporate counsel for legal services in connection with reporting compliance and corporate matters in 2014. The value of the shares in amount of $200,000 was determined using recent cash sales of stock since the Company currently has a limited trading market.  Accordingly, the Company calculated stock based compensation of $200,000 as its fair value and recognized the expense during the six months ended June 30, 2014.

NOTE 6 - FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic 820, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Topic requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Pricing inputs other than quoted market prices included in Level 1 that are based on observable market data and are directly or indirectly observable for substantially the full term of the asset or liability. These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities or default rates observable at commonly quoted intervals or inputs derived from observable market data by correlation or other means.

Level 3: Pricing inputs that are unobservable or less observable from objective sources. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort. These are given the lowest priority and are generally used in internally developed methodologies to generate management's best estimate of the fair value when no observable market data is available.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Cash and Cash Equivalents, Prepaid Expenses, Mining Rights, Accounts Payable and Accrued Liabilities

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivatives

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

	Fair Value Measurements at June 30, 2014 December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - 12/31/2013	$-	$-	$0	$0
Derivative liability - 6/30/2014	$-	$-	$67,038	$67,038

NOTE – 7 WARRANTS

The following table summarizes all warrant outstanding as of June 30, 2014, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2014	3,276,000	$0.47
Granted	662,633	$0.80
Exercised	0	$0
Expired	0	$0
Balance at June 30, 2014	3,938,633	0.53
Warrants Exercisable at June 30, 2014	3,938,633	$0.53

During the second quarter of 2014, the Company granted three-year warrants for the purchase of total 337,500 shares of the Company’s common stock in the aggregate at $0.80 per share in connection with the private placement of total 337,500 shares at $.40 per share.

During the second quarter of 2014, the Company granted three-year warrants for the purchase of total 325,133 shares of the Company’s common stock in the aggregate at $0.80 per share in connection with the settlement of the shareholder’s loan and partial accrued compensation in amount of $19,038 and $111,015, respectively.

The fair value of the warrants granted during the second quarter of 2014 was determined using the Black-Scholes valuation model on the grant date with the assumptions in the table set forth below.

Term (Years)	Exercise Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
3 years	$0.80	$0.25 - $1.05	176%	0.0011

The aggregate intrinsic value of all warrants at June 30, 2014 was $0.

NOTE – 8 OPTIONS

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

During the second quarter of 2014, 2,034,368 shares of common stock were issued upon the exercise of the options at a price of $.011 per share, or $22,378 in total. The remaining options to purchase 4,068,736 shares of common stock expired without exercise. The aggregate intrinsic value of all options at June 30, 2014 was $0.

No stock options were issued during the six months ended June 30, 2014.

NOTE – 9 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    The Company has one long term contract in progress at June 30, 2014.  Work has started on two additional long term contracts that will have costs and earnings in the third quarter:

Total Contract
Job	Revenues	Cost of Revenues	Estimated Gross Profit	Gross Profit %
Bayelsa as of March 31, 2014	$6,300,000	$3,443,651	$2,856,349	45%

Changes during the second quarter of 2014	$0	$1,661,310	$(1,661,310)	(26)%

Bayelsa as of June 30, 2014	$6,300,000	$5,104,961	$1,195,039	19%

Six Months Ended June 30, 2014
Job	Revenues	Cost of Revenues	Gross Profit	Billed to Date	% Complete	Over (Under) Billed
Bayelsa	$1,832,630	$1,485,000	$347,630	$1,832,630	29%	$-

Less: previously recognized	(1,826,448)	(998,357)	(828,091)

Totals	$6,182	$486,643	$(480,461)	$1,832,630		$-

 During the second quarter of 2014, the total estimated cost of Bayelsa contract was increased by $1,661,310, from the initial estimation of $3,443,651 to $5,104,961, primarily attributable to increased numbers of components we used for this project. As a result, the revenues recognized during the first quarter of 2014 exceeded the revenues recognized during the six months ended June 30, 2014.

NOTE – 10 CONCENTRATION AND RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables. For international sales the Company requires financial payment guarantees such as Letters of Credit or Sovereign Guarantees. Based on a number of factors the Company may require credit insurance.  The Company has enrolled in an Accounts Receivable Insurance program for new export sales.

During three and six months ended June 30, 2014, two customers composed approximately 99% of total revenue. During three and six months ended June 30, 2013, three customers composed approximately 73% of total revenue.

During three and six months ended June 30, 2014, there was no significant concentration in vendors. During three and six months ended June 30, 2013, three vendors composed approximately 71% of total purchases.

NOTE – 11 SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the followings:

Subsequent to the second quarter of 2014, the Company completed a private placement pursuant to which the Company issued an aggregate of 237,500 shares of common stock to certain accredited investors at a per share price of $0.40. In addition, the Company granted to the same investors three−year warrants to purchase an aggregate of 237,500 shares of its common stock at $0.80 per share. As a result of this private placement, the Company raised approximately $95,000 in gross proceeds.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ending June 30, 2014, and 2013.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

Overview

Cardinal Resources began operations in 2004, providing environmental engineering services, remediation, water and waste water treatment to US companies on a global basis. In 2005, we began development of proprietary technologies to create sustainable water and waste water systems to be produced by Cardinal Resources and operated globally. The prototype filters were deployed in 2007, first full prototype was built in 2008 and the first full system was built in 2009. We were issued our first patents for our technologies and applications in 2009 with subsequent patents issued in 2012.  In 2013 we signed significant Red Bird System contracts and began implementation.

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

The transition from primarily a services company to a systems/services company has been a significant challenge as reflected in the Company’s financial statements.  The Company while focused on the implementation of its existing contracts and expanding our base of business continues to work to resolve issues related to the past downturn.  While those challenges are real, the Company continues to make progress in paying down past obligations and move the business forward.

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

Contracts

Cardinal Resources has over $30.0 million in commercial contracts to provide the Red Bird System and associated services in Cameroon, Nigeria and Senegal.  These contracts, which are back by a combination of bank guarantees, sovereign guarantees, and export bank financing, are scheduled for completion in early 2015.  The two stage process, typical on projects using export bank financing, where you first obtain a commercial contract followed by a finance agreement does increase the time from contract to implementation.  The Company does take steps, including prescreening deals with the banks to shorten this time frame.   Over $200.0 million in contract expansions are planned by the customers based on successful execution of the initial phases of each contract.   The Company continues to provide environmental services, primarily to three customers on a smaller scale in the US.

Revenues

We generate our net sales from the sale of the patented Red Bird System and environmental services. Historically the majority of the sales have been tied to services but the majority of our sales are trending to the Red Bird System.

Cost of Sales

Our cost of sales includes internal labor, supply chain management, logistics and the purchase of components that are part of the Red Bird System.

Other items contributing to our cost of sales are the direct assembly labor at the outsourced manufacturer.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, scheduling and our manufacturing costs. Another factor impacting gross profits is the ramp up of production going forward. As a result of the above, gross profits may vary from quarter to quarter and year to year.

Research and Development.

Research and development expense consists primarily of salaries and personnel-related costs in addition to the cost of products, materials and outside services used in our process and product research and development activities.  We anticipate these costs rising as we begin to work on new technologies.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense, and other normal selling expenses.  We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, to support the growth of our business as we expand our sales and marketing efforts, particularly international travel, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required by a public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

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

Recent Developments

In July 2013 the Company signed a contract and received the down payment for a contract with the State of Bayelsa Nigeria for $6.2 million to provide 10 Red Bird Systems and ancillary services. The contract is backed by a Bank Guarantee/Letter of Credit in the company’s favor. In November 2013, the company signed a Commercial Export Contract with the Cameroon Water Corporation with a value of $28.0 million to provide 35 systems, mobile laboratories, and ancillary products and services.  Based on this contract the government of Cameroon has applied for credit through the U.S. Export Import Bank. Three Commercial banks have submitted Term Sheets to be the Designated Bank for the transaction.   In December 2013 the Company signed a contract for $4.3 million with the Republic of Senegal to provide a solar powered waste water treatment system for the city of Touba.

Revenue from system sales is recognized on a Percentage of Costs basis.  The number of units under the Bayelsa contract is increasing.  Therefore the POC recognized revenue decreased, and was overstated in the first quarter.  The adjustment is shown as negative sales in the second quarter while overall the potential sales are not impacted based on the total contract.

Results of Operations for the Three Months Ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014		June 30, 2013
Sales		$(250,868)	$149
Gross Profit (Loss)		$335,118	$84,922
Research and Development Expenses	$	---	$--
General and Administrative Expenses		$374,825	$113,723
Operating Expenses		$723,008	$211,138
Other Income (Expense)		$(355,464)	$2,482
Net Loss		$(1,329,340)	$(208,507)

For the three months ended June 30, 2014 and 2013, the Company reported a net loss of $1,329,340 and $208,507, respectively. The change in net loss between the three months ended June 30, 2014 and 2013 was primarily attributable to the ramp up costs associated with increased manufacturing activities, additional systems in production for upcoming government demonstrations and we continued to reduce outstanding accounts payable from historic operations.

Sales - Net sales for the three months ended June 30, 2014, were $(250,868), compared to $149 for the three months ended June 30, 2013. The negative sales reflects the adjust in the total costs associated with the Bayelsa project, while the low sales number in 2013.

Gross Profit/(Loss) - During the three months ended June 30, 2014, our gross loss of over 100%  as a percentage of sales is related to the sales adjustment, which created a negative sales value and the costs related to multiple systems in production.

Operating Expenses –

Research and Development - Research and Development for the three months ended June 30, 2014, and for the three months ended June 30, 2013 were insignificant. The lack of research and development is short term and is primarily attributable to the focus on implementation of existing contracts and opportunities.

General and Administrative Expenses – General and Administrative expenses for the three months ended June 30, 2014, were $374,825 as compared to $113,723 for the three months ended June 30, 2013. The change is primarily attributable to the expenses associated with the Company’s various public security filings, increased payroll costs, higher travel and entertainment expenses associated with obtaining new customers.

Total Operating expenses for the three months ended June 30, 2014 were $723,008, as compared to $211,138 for the three months ended June 30, 2013.

We anticipate that as our operations increase our research and development expenses will increase because we believe that maintaining state of the art products is a key to our continued success, however, we believe that such expenses will constitute a lower percentage of our operating budget.  We expect to achieve economies of scale in our general and administrative expenses as our operations increase as much of our administrative expenses are fixed costs, such as salaries of key personnel and rent. As a result, while we may need to hire additional personnel as operations increase, we believe that the increases in general and administrative expenses will be at a lower rate than the increase in revenues.

Other Income (Expense) - Other income (expense) for the three months ended June 30, 2014 was ($355,464), as compared to $2,482 for the three months ended June 30, 2013. The increase is primarily attributable increased by amortization of the discount from our notes payable charged to interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2014 compared to December 31, 2013:

	June 30, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$838,249	$1,178,246	$(339,997)
Current Liabilities	$3,027,662	$2,684,978	$342,684
Working Capital	$(2,189,413)	$(1,506,732)	$(696,527)

As of June 30, 2014, we had negative working capital of $2,189,413 as compared to negative working capital of $1,506,732 as of December 31, 2013. This was due to decreases in cash with expansion and increased liabilities on notes and derivative liability.

Net cash used in operating activities for the three months ended June 30, 2014 and 2013 was $(583,441) and $8,883 respectively. The increase in cash used in operating activities was primarily related to the increased marketing, increased manufacturing, and the adjustment in sales and increases in related working capital.

Net cash in all investing activities for the three months ended June 30, 2014 and 2013 was $(11,055) and $24,121 respectively due to the purchase of equipment in 2014.

The estimated working capital requirement for the next 12 months is $1,800,000 with an estimated burn rate of $150,000 per month.   As reflected in the accompanying financial statements, the Company had cash of $193,596 at June 30, 2014.

The ability of the Company to continue its operations is dependent on Management’s plans, which include increasing revenue, decreasing debt, contract specific financing, raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  The past debts of the company represent an increased risk which the Company is activity working to reduce through negotiations where appropriate and payment plans.

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

CARDINAL RESOURCES, INC.

Date: August 18, 2014	By:	/s/ Kevin Jones
	Name:	Kevin Jones
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)