Form 10-Q/A
period 2014-06-30
CARDINAL RESOURCES, INC.
filed 2014-10-03
CIK 1520668

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

EXPLANATORY NOTE ON AMENDMENT

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014, is solely to furnish Exhibit 10.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 10.1 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

 On November 22, 2013, the Company completed a private placement pursuant to which the Company issued a convertible promissory note to certain accredited investors, which notes are convertible into shares of our common stock at $0.25 per share. In addition, the Company granted to the same investors three−year warrants to purchase an aggregate of 276,000 shares of our common stock at $0.25 per share. As a result, the Notes were discounted in the amount of $86,368 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. As of June 30, 2014, the aggregate carrying value of the Notes was $196,413, net of debt discounts of $33,587. During the three and six months ended June 30, 2014, the Company recorded interest expense related to the Notes of $4,070 and $8,095, respectively, and amortization of debt discount in amount of $21,832 and $43,424, respectively. The interest expense of $8,095 has been included under accrued liabilities as of June 30, 2014.

(C)	Convertible Notes Payable – Derivative liabilities

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