Form 10-Q
period 2014-09-30
CARDINAL RESOURCES, INC.
filed 2014-11-19
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-54360

CARDINAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1579622
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

201 Penn Center Blvd. Suite 400
Pittsburgh, PA 15235
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

As of October 30, 2014, there were 90,680,832 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 (Unaudited)

ASSETS
	September 30, 2014	December 31, 2013
		Restated
CURRENT ASSETS
Cash and cash equivalents	$200,193	$545,714
Accounts receivable, net	1,475,812	589,965
Inventory	267,200	14,137
Other current assets	28,430	28,430
TOTAL CURRENT ASSETS	1,971,635	1,178,246

PROPERTY, PLANT AND EQUIPMENT, NET	235,426	261,109

TOTAL ASSETS	$2,207,061	$1,439,355

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,037,504	$502,750
Accounts payable - related parties	407,228	62,528
Notes payable	222,657	222,657
Notes payable - related parties	36,377	55,415
Convertible notes payable, net of discount of $43,436 and $77,011	272,563	180,989
Accrued liabilities	210,932	560,421
Derivative liabilities	91,507
TOTAL CURRENT LIABILITIES	2,278,768	1,584,760

TOTAL LIABILITIES	2,278,768	1,584,760

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and outstanding	-	-
as of September 30, 2014 and December 31, 2013, respectively
Common stock, $0.001 par value, 300,000,000 shares authorized, 90,680,832 and 87,026,331 shares	91,281	87,026
issued and outstanding as of September 30, 2014 and December 31, 2013, respectively
Additional paid in captial	2,445,400	954,815
Accumulated deficit	(2,608,388)	(1,187,246)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(71,707)	(145,405)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$2,207,061	$1,439,355

The accompanying notes are an integral part of these unaudited financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues
Sales	$937,906	$725,146	$982,458	$815,051

Operating expenses
Cost of sales	385,897	58,283	923,508	196,435
Selling, general and Administrative	369,132	296,015	974,005	400,675
Depreciation and amortization expenses	11,836	11,837	36,737	38,182
Total operating expenses	766,865	366,135	1,934,250	635,292

Loss from operations	171,041	359,011	(951,792)	179,759

Other expenses
Interest expense	(50,383)	(22,852)	(118,282)	(37,703)
Interest income	-	-	-	24
Loss on extinguishment of debt	-	-	(303,411)	-
Changes in derivative liabilities	(24,469)	-	(36,507)	-
Gain from disposal of vehicle	-	-	-	16,847
Other expenses	37	-	(11,150)	-
Total other expenses	(74,815)	(22,852)	(469,350)	(20,832)

Income (loss) before income taxes	96,226	336,159	(1,421,142)	158,927

Income taxes	-		-	-

Net income (loss)	$96,226	$336,159	$(1,421,142)	$158,927

Earnings (loss) per share
Basic net loss per common share	$0.00	$0.00	$(0.02)	$0.00
Fully diluted net loss per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of shares outstanding	90,576,574	87,026,331	88,567,453	87,026,331
Diluted weighted average number of shares outstanding	94,863,945	87,026,331	88,567,453	87,026,331

The accompanying notes are an integral part of these unaudited financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,421,142)	$158,927
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expenses	36,737	38,182
Amortization of debt discounts	91,574	-
Loss on extinguishment of debt	303,411	-
Change in derivative liabilities	36,507	-
Gain from disposal of vehicle	-	(16,847)
Stock based compensation	574,000	-
Warrant issued for compensation	104,998
Changes in operating assets and liabilities:
Accounts receivable	(885,847)	47,851
Inventory	(253,063)
Accounts payable	534,755	(154,478)
Accounts payable - related parties	344,700	28,459
Deferred revenue	-	1,000,000
Accrued liabilities	(238,474)	354,805
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(771,844)	1,361,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,055)	(5,360)
Proceeds from disposal of vehicle	-	24,284
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,055)	18,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(106,094)
Repayments of notes payable - related parties	-	(51,663)
Proceeds from options exercises	22,378	-
Proceeds from sales of common stock	360,000	-
Proceeds from convertible notes payable	55,000	40,100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	437,378	(117,657)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(345,521)	1,262,464

CASH AND CASH EQUIVALENTS:
Beginning of period	545,714	11,133
End of period	$200,193	$1,273,597

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$2,079

Supplemental disclosures of non-cash investing and financing activities:
Debt discount issued with convertible notes	$58,000	$3,000
Stock issued to settle partial accrued salaries	$111,015	$-
Stock issued to settle related parties notes	$19,038	$-

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim consolidated financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013.  Certain SG&A expense from prior period  have been reclassified to conform to current period presentation. (See note 2)

NOTE – 2 RESTATEMENT OF FINANCIAL STATEMENTS

In 2014, the company identified errors related to overstatement of accounts payable and SG&A as of and for the year ended December 31, 2014.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of December 31, 2013	Original	Adjustment	Restated

Accounts payables	$1,602,968	(1,187,246)	$502,750

For the year ended December 31, 2013	Original	Adjustment	Restated

Selling, general and Administrative	$2,248,904	(1,187,246)	$1,148,686

Statement of Retained Deficit			2013 (as restated)
Balance, December 31, 2013	$(2,287,464)	$1,100,218	$(1,187,246)

NOTE – 3 GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as of September 30, 2014, the Company had an accumulated deficit and a working capital deficit. In addition, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken certain actions and continues to implement changes designed to improve the Company’s consolidated financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) utilization of outsourced build-to-order production; (b) expansion into new markets, (c) commercialization of patented products and; (c) significant reductions in lease costs. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE – 4 RELATED PARTY TRANSACTIONS

Accounts payable to related parties were $407,228 and $62,528 as of September 30, 2014 and December 31, 2013, respectively. Notes payable to related parties were $36,377 and $55,415 as of September 30, 2014 and December 31, 2013, respectively. The funds borrowed from the Company’s related parties were to fund the Company’s daily operations.

NOTE – 5 CONVERTIBLE NOTES

As of September 30, 2014 and December 31, 2013, the Company had outstanding balances on its convertible notes in the amount of $272,563 and $180,989, respectively, net of discounts of $43,436 and $77,011, respectively. The detailed terms were set forth as follows:

(A)	Convertible Notes Payable

In October 2012, December 2012 and September 2013, the Company borrowed $10,000, $5,000 and $13,000, respectively. The amounts convert automatically upon the completion of a Qualified Financing at a conversion price based upon the Qualified Financing.  The amounts are due October 2014 and bear interest of 12%.

(B)	Convertible Notes Payable

 On November 22, 2013, the Company completed a private placement pursuant to which the Company issued a convertible promissory note to certain accredited investors, which notes are convertible into shares of our common stock at $0.25 per share. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 276,000 shares of the Company’s common stock at $0.25 per share. As a result, the Notes were discounted in the amount of $86,368 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. As of September 30, 2014, the aggregate carrying value of the Notes was $316,000, net of debt discounts of $43,436. During the three and nine months ended September 30, 2014, the Company recorded interest expense related to the Notes of $50,383 and $118,282, respectively, and amortization of debt discount in amount of $41,265 and $65,495, respectively. The interest expense of $4,114 has been included under accrued liabilities as of September 30, 2014.

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

At September 30, 2014, the Company revalued the embedded derivative liability with the assumptions in the table below. For the period from May 28, 2014 (commencement date) to September 30, 2014, the Company increased the derivative liability of $67,185 by $24,322 resulting in a derivative liability of $91,507 at September 30, 2014.

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Valuation Date	Volatility Percentage	Risk-free Rate
5/28/2014	$67,185	0.76	$0.145	$0.25	176%	0.0011
9/30/2014	$91,507	0.42	$0.536	$0.86	590%	0.0011

As of September 30, 2014, the carrying value of the Note was $26,079, net of debt discounts of $31,921. The Company recorded interest expense of $1,589 related to the Note and amortization of debt discounts in the amount of $26,079 during the nine months ended September 30, 2014. The interest expense of $1,589 has been included under accrued liabilities as of September 30, 2014.

The Note	09/30/2014

Proceeds	$58,000
Less derivative liabilities on initial recognition	(58,000)
Value of the Note on initial recognition	0
Add accumulated accretion expense	26,079
Balance as at September 30, 2014	$26,079

NOTE – 6 CAPITAL TRANSACTIONS

During the second quarter of 2014, the Company completed a private placement pursuant to which the Company issued 120,000 shares of common stock to a accredited investor at a per share price of $0.25. As a result of this private placement, the Company raised approximately $30,000 in gross proceeds.

During the second quarter of 2014, the Company also completed a private placement pursuant to which the Company issued an aggregate of 337,500 shares of common stock to certain accredited investors at a per share price of $0.40. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 337,500 shares of its common stock at $0.80 per share. As a result of this private placement, the Company raised approximately $135,000 in gross proceeds.

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

The fair value of the warrants granted during the second quarter of 2014 was determined using the Black-Scholes valuation model on the grant date with the assumptions in the table set forth below. Accordingly, the fair value of 325,133 warrants granted for debt settlement resulted in loss on extinguishment of debt in amount of $303,411 during the nine months ended September 30, 2014.

Term (Years)	Exercise Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
3 years	$0.80	$0.25 - $1.05	176%	0.0011

During the third quarter of 2014, the Company completed a private placement pursuant to which the Company issued an aggregate of 237,500 shares of common stock to certain accredited investors at a per share price of $0.40. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 237,500 shares of its common stock at a strike price of $0.80 per share. As a result of this private placement, the Company raised approximately $95,000 in gross proceeds.

During the third quarter of 2014, the Company completed a private placement pursuant to which the Company will be issuing an aggregate of 400,000 shares of common stock to certain accredited investors at a per share price of $0.25. As a result of this private placement, the Company raised approximately $100,000 in gross proceeds.

NOTE 7 – STOCK ISSUED FOR SERVICES

On May 23, 2014, the Board of Directors of the Company approved the issuance of 500,000 shares of common stock to corporate counsel for legal services in connection with reporting compliance and corporate matters in 2014. The value of the shares in amount of $200,000 was determined using recent cash sales of stock since the Company currently has a limited trading market.  Accordingly, the Company calculated stock based compensation of $200,000 as its fair value and recognized the expense during the nine months ended September 30, 2014.

During the third quarter of 2014, the Board of Directors of the Company approved the issuance of 300,000 shares of common stock to two unrelated consultant for services rendered during such quarter. The value of the shares in amount of $374,000 was determined using recent cash sales of stock since the Company currently has a limited trading market.  Accordingly, the Company calculated stock based compensation of $374,000 as its fair value and recognized the expense during the three and nine months ended September 30, 2014.

NOTE 8 - FAIR VALUE MEASUREMENTS

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

Derivatives

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

	Fair Value Measurements at Sept. 30 ,2014 December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - 5/28/2013	$-	$-	$67,185	$67,185
Change in Derivative liabilities			24,322	24,322
Derivative liability - 09/30/2014	$-	$-	$91,507	$91,507

NOTE – 9 WARRANTS

The following table summarizes all warrant outstanding as of September 30, 2014, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2014	3,176,000	$0.28
Granted	1,000,133	$0.50-0.80
Exercised	0	$0
Expired	0	$0
Balance at September 30, 2014	4,176,133	0.75
Warrants Exercisable at September 30, 2014	4,176,133	$0.75

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

During the third quarter of 2014, the Company granted to investors’ three−year warrants to purchase an aggregate of 237,500 shares of its common stock at a strike price of $0.80 per share; and also granted to investors’ two-year warrants to purchase an aggregated of $100,000 shares of its common stock at a strike price of $0.5 per share.

The fair value of the warrants granted during the second quarter of 2014 was determined using the Black-Scholes valuation model on the grant date with the assumptions in the table set forth below.

Term (Years)	Exercise Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
3 years	$0.80	$0.25 - $1.05	176%	0.0011
2 years	$0.50	$1.05	586%	0.0059

The aggregate intrinsic value of all warrants at September 30, 2014 was $0.

NOTE – 10 OPTIONS

Upon the Closing of the Share Exchange Agreement, dated November 22, 2013, the Company converted the three Unit Option Agreements entered into by Cardinal Resources LLC, dated June 24, 2009, pursuant to which the 5-year Options to purchase total 100,601 units of Cardinal Resources LLC at a price of $.65 per Unit was converted to options to purchase 6,103,104 shares of the Company at a price of $.011 per share. The Share Exchange Agreement rate was used to convert the units and price per unit to shares and price per share. The options expired on June 24, 2014. The Company did not grant any registration rights with respect to any share of common stock issuable upon exercise of the options. These were treated as part of the reverse merger and recapitalization.

During the second quarter of 2014, 2,034,368 shares of common stock were issued upon the exercise of the options at a price of $.011 per share, or $22,378 in total. The remaining options to purchase 4,068,736 shares of common stock expired without exercise. The aggregate intrinsic value of all options at September 30, 2014 was $0.

No stock options were issued during the nine months ended September 30, 2014.

NOTE – 11 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company has two long term contract in progress at September 30, 2014.  Work has started on one additional long term contract that will have costs and earnings in the following periods:

Total Contract
Job:	Revenues	Cost of Revenues	Estimated Gross Profit	Gross Profit %
Bayelsa as of June 30, 2014	$6,300,000	$5,104,961	$1,195,039	19%

Changes during the third quarter of 2014	$0	$0	$0	0%

Bayelsa as of September 30, 2014	$6,300,000	$5,104,961	$1,195,039	19%

Nine Months Ended September 30, 2014
Job:	Revenues	Cost of Revenues	Gross Profit	Billed to Date	% Complete	Over (Under) Billed
Bayelsa	$1,882,500	$1,525,411	$357,089	$1,882,500	30%	$-
Less: previously recognized	(1,832,630)	(1,485,000)	(347,630)

Totals	$49,870	$40,411	$9,459	$1,882,500		$-

Total Contract
Job:	Revenues	Cost of Revenues	Estimated Gross Profit	Gross Profit %
Camwater as of June 30, 2014	$0	$0	$0	0%

Changes during the third quarter of 2014	$27,808,820	$17,720,883	$10,087,937	36%

Camwater as of September 30, 2014	$27,808,820	$17,720,883	$10,087,937	36%

Nine Months Ended September 30, 2014
Job:	Revenues	Cost of Revenues	Gross Profit	Billed to Date	% Complete	Over (Under) Billed
Camwater	$599,566	$382,067	$217,499	$599,566	2%	$-
Less: previously recognized	(0)	(0)	(0)

Totals	$599,566	$382,067	$217,499	$599,566		$-

NOTE – 12 CONCENTRATION AND RISK

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

During three and nine months ended September 30, 2014, two customers comprised approximately 99% of total revenue. During three and nine months ended September 30, 2013, three customers composed approximately 73% of total revenue.

During three and nine months ended September 30, 2014, there was no significant concentration in vendors. During three and nine months ended September 30, 2013, three vendors composed approximately 71% of total purchases.

NOTE – 13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements other than the following.

Subsequent to September 30, 2014, the Company completed a private placement pursuant to which the Company issued an aggregate of 200,000 shares of common stock to certain accredited investors at a per share price of $0.25. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 200,000 shares of its common stock at a strike price of $0.50 per share. As a result of this private placement, the Company raised approximately $50,000 in gross proceeds.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ending September 30, 2014, and 2013.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

Overview

Cardinal Resources began operations in 2004, providing environmental engineering services, remediation, water and waste water treatment to US companies on a global basis. In 2005, we began development of proprietary technologies to create sustainable water and waste water systems to be produced by Cardinal Resources and operated globally. The prototype filters were deployed in 2007, first full prototype was built in 2008 and the first full system was built in 2009. We were issued our first patents for our technologies and applications in 2009 with subsequent patents issued in 2012.  In 2013 we signed significant Red Bird System contracts and began implementation in 2014.

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

The transition from primarily a services company to a systems/services company has been a significant challenge as reflected in the Company’s financial statements.  The Company while focused on the implementation of its existing contracts and expanding our base of business continues to work to resolve issues related to the past downturn.  While those challenges are real, the Company continues to make progress in paying down past obligations and moving the business forward.

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

Contracts

Cardinal Resources has over $30.0 million in commercial contracts to provide the Red Bird System and associated services in Cameroon, Nigeria, Senegal, and Panama.  These contracts, which are backed by a combination of bank guarantees, sovereign guarantees, and export bank financing, are scheduled for completion in 2015 and 2016.  The larger, government contracts have followed a two stage process, typical on projects using export bank or development bank financing, where you first obtain a commercial contract followed by a finance agreement.  This process does increase the time from contract to implementation.  This extended time from commercial contract to full implementation has impacted the Company.  The Company is taking steps, including prescreening deals with the banks to shorten this time frame on future contracts.   Over $200.0 million in contract expansions are planned by the customers based on successful execution of the initial phases of each contract.   The Company continues to provide environmental services, primarily to three customers on a smaller scale in the US.   We are looking to re-engage the environmental services business in select international markets based on potential customer interest.

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

Research and Development

Research and development expense consists primarily of salaries and personnel-related costs in addition to the cost of products, materials and outside services used in our process and product research and development activities.  We anticipate these costs rising as we begin to work on new technologies.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense, and other normal selling expenses.  We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, to support the growth of our business as we expand our sales and marketing efforts.  Near term selling, general, and administrative expenses will go to international travel, improving our information processes and systems and improve the financial reporting, compliance and other infrastructure required by a public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, derivative financial instrument valuation, end-of-life collection and recycling, contingencies and litigation and share based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Recent Developments

As reported in the 2nd Quarter the Company signed contracts in 2013 with the State of Bayelsa, the Cameroon Water Corporation/Republic of Cameroon, and the Republic of Senegal.  In September 2014, we signed an agreement for the purchase of 10 Red Bird Systems over the next 12 months by a private company in Panama.  The first system in that agreement has been ordered.  In November, we signed an agreement for the sale of two Red Bird Systems and one Solar Powered Bottling Plant to a private company in Senegal which is still pending the receipt of the first payment.

Results of Operations for the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014		September 30, 2013
Sales		$937,906	$725,146
Gross Profit (Loss)		$171,041	$359,011
Research and Development Expenses	$	---	$--
General and Administrative Expenses		$369,132	$296,015
Operating Expenses		$766,865	$366,135
Other Income (Expense)		$(74,814)	$(22,852)
Net Profit/ Loss		$96,227	$336,159

For the three months ended September 30, 2014 and 2013, the Company reported a net profit/loss of $96,227 and $336,159 respectively. The change in net profit between the three months ended September 30, 2014 and 2013 was primarily attributable to the ramp up in activity between the two periods and changed mix of revenue.

Sales - Net sales for the three months ended September 30, 2014, were $937,906 compared to $725,146 for the three months ended September 30, 2013.

Gross Profit/(Loss) - During the three months ended September 30, 2014, our gross profit of approximately 10% reflects the ramp up in manufacturing.  As manufacturing becomes more consistent with the order stream we should see an improvement.  However, we do anticipate that this percentage may decrease before rebounding back to near or above 50% as we are still early in the manufacturing process.

Operating Expenses –

Research and Development - Research and Development for the three months ended September 30, 2014, and for the three months ended September 30, 2013 were insignificant. The lack of research and development is short term and is primarily attributable to the focus on implementation of existing contracts and available working capital.  We do anticipate a strong ramp up in Research and Development Expenses in the future.

General and Administrative Expenses – General and Administrative for the three months ended September 30, 2014, were $369,132 as compared to $296,015 for the three months ended September 30, 2013. The increase in costs is due to market development and slow implementation of a key contract.

Total Operating expenses for the three months ended September 30, 2014 were $766,865, as compared to $366,135 for the three months ended June 30, 2013.

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

Other Income (Expense) - Other income (expense) for the three months ended September 30, 2014 was ($74,814), as compared to $(22,852) for the three months ended September 30, 2013. The increase is primarily attributable increased by amortization of the discount from our notes payable charged to interest expense, loss on extinguishment of debt and changes in the business between the two periods.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014		September 30, 2013
Sales		$982,458	$815,051
Gross Profit (Loss)		$(951,793)	$359,011
Research and Development Expenses	$	---	$--
General and Administrative Expenses		$974,006	$400,675
Operating Expenses		$1,934,251	$635,292
Other Income (Expense)		$(469,349)	$(20,832)
Net Profit/ Loss		$(1,421,142)	$158,927

For the nine months ended September 30, 2014 and 2013, the Company reported a net profit/loss of $(1,421,142) and $158,927 respectively. The change in net profit between the three months ended September 30, 2014 and 2013 was primarily attributable to the ramp up in activity between the two periods and the changes in the business revenue mix between the two periods..

Sales - Net sales for the nine months ended September 30, 2014, were $982,458 compared to $815,051 for the nine months ended September 30, 2013.

Gross Profit/(Loss) - During the nine months ended September 30, 2014, our loss reflects the ramp up in operations and a slow down in production while a customer resolved a finance issue.  We do anticipate that this percentage will rebound as we are still early in the manufacturing process.

Operating Expenses –

Research and Development - Research and Development for the nine months ended September 30, 2014, and for the nine months ended September 30, 2013 were insignificant. The lack of research and development is short term and is primarily attributable to the focus on implementation of existing contracts and available working capital.  We do anticipate a strong ramp up in Research and Development Expenses in the future.

General and Administrative Expenses – General and Administrative for the nine months ended September 30, 2014, were $974,006  as compared to $400,675 for the three months ended September 30, 2013. The increase is due primarily to market development and a slow down in production to match a customers payments.

Total Operating expenses for the nine months ended September 30, 2014 were $1,934,251, as compared to $635,292 for the nine months ended June 30, 2013.

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

Other Income (Expense) - Other income (expense) for the nine months ended September 30, 2014 was ($469,349), as compared to $(20,832) for the nine months ended September 30, 2013. The increase is primarily attributable loss on extinguishment of debt and increased interest expense.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 compared to December 31, 2013:

	September 30, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$1,971,635	$1,178,246	$793,389
Current Liabilities	$2,278,768	$1,584,760	$694,008
Working Capital	$(307,133)	$(406,514)	$99,381

As of September 30, 2014, we had negative working capital of $307,133 as compared to negative working capital of $406,514 as of December 31, 2013.   While still negative and problematic, this is a  positive change as we move the business forward.

Net cash provided or (used) in operating activities for the nine months ended September 30, 2014 and 2013 was $(771,844) and $1,361,197 respectively. The increase in cash used in operating activities was primarily related to the  slow-down in payments from Bayelsa and the receipt of the Bayelsa down payment in 2013.

Net cash in all investing activities for the nine months ended September 30, 2014 and 2013 was $(11,055) and $18,924 respectively.

The estimated working capital requirement for the next 12 months is $1,800,000 with an estimated burn rate of $150,000 per month outside of contract specific costs. As reflected in the accompanying financial statements, the Company had cash of $200,193 at September 30, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  The past debts of the company represent an increased risk which the Company is activity working to reduce through negotiations where appropriate and payment plans.  The Company has reached a confidential settlement with First American Bank on a past due loan and has made major payments on other liabilities.  Resolving the past debts of the company is a priority.

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

CARDINAL RESOURCES, INC.

Date: November 13, 2014	By:	/s/ Kevin Jones
	Name:	Kevin Jones
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)