Form 10-Q/A
period 2014-09-30
CARDINAL RESOURCES, INC.
filed 2014-12-10
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of October 30, 2014, there were 91,480,834 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE ON AMENDMENT

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September  30, 2014, filed with the Securities and Exchange Commission on November 19, 2014, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language), to include a discussion that in 2014, the company identified errors related to the overstatement of accounts payable and SG&A as of and for the year ended December 31, 2013 and the reporting/valuation of shares that were issued for business consulting services to Caro Capital during the quarter ending September 30, 2014 .

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 (Unaudited)

ASSETS
	September 30, 2014	December 31, 2013
	Restated	Restated
CURRENT ASSETS
Cash and cash equivalents	$200,193	$545,714
Accounts receivable, net	1,475,812	589,965
Inventory	267,200	14,137
Other current assets	28,430	28,430
TOTAL CURRENT ASSETS	1,971,635	1,178,246

PROPERTY, PLANT AND EQUIPMENT, NET	235,426	261,109

TOTAL ASSETS	$2,207,061	$1,439,355

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,037,504	$502,750
Accounts payable - related parties	407,228	62,528
Notes payable	222,657	222,657
Notes payable - related parties	36,377	55,415
Convertible notes payable, net of discount of $43,436 and $77,011	272,563	180,989
Accrued liabilities	210,932	560,421
Derivative liabilities	91,507
TOTAL CURRENT LIABILITIES	2,278,768	1,584,760

TOTAL LIABILITIES	2,278,768	1,584,760

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and outstanding	-	-
as of September 30, 2014 and December 31, 2013, respectively
Common stock, $0.001 par value, 300,000,000 shares authorized, 91,480,834 and 87,026,331 shares	91,481	87,026
issued and outstanding, respectively
Additional paid in captial	2,655,200	954,815
Accumulated deficit	(2,818,388)	(1,187,246)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(71,707)	(145,405)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$2,207,061	$1,439,355

The accompanying notes are an integral part of these unaudited financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014 Restated	September 30, 2013	September 30, 2014 Restated	September 30, 2013

Revenues
Sales	$937,906	$725,146	$982,458	$815,051

Operating expenses
Cost of sales	436,865	58,283	923,508	196,435
Selling, general and Administrative	528,163	296,015	1,184,005	400,675
Depreciation and amortization expenses	11,836	11,837	36,737	38,182
Total operating expenses	976,864	366,135	2,144,250	635,292

Income (loss) from operations	(38,958)	359,011	(1,161,792)	179,759

Other expenses
Interest expense	(50,383)	(22,852)	(118,282)	(37,703)
Interest income	-	-	-	24
Loss on extinguishment of debt	-	-	(303,411)	-
Changes in derivative liabilities	(24,469)	-	(36,507)	-
Gain from disposal of vehicle	-	-	-	16,847
Other expenses	37	-	(11,150)	-
Total other expenses	(74,815)	(22,852)	(469,350)	(20,832)

Income (loss) before income taxes	(113,773)	336,159	(1,631,142)	158,927

Income taxes	-		-	-

Net income (loss)	$(113,773)	$336,159	$(1,631,142)	$158,927

Earnings (loss) per share
Basic net loss per common share	$0.00	$0.00	$(0.02)	$0.00
Fully diluted net loss per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of shares outstanding	90,576,574	87,026,331	88,567,453	87,026,331
Diluted weighted average number of shares outstanding	94,863,945	87,026,331	88,567,453	87,026,331

The accompanying notes are an integral part of these unaudited financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	For the Nine Months Ended
	September 30, 2014 Restated	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,631,142)	$158,927
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expenses	36,737	38,182
Amortization of debt discounts	91,574	-
Loss on extinguishment of debt	303,411	-
Change in derivative liabilities	36,507	-
Gain from disposal of vehicle	-	(16,847)
Stock based compensation	784,000	-
Warrant issued for compensation	104,998
Changes in operating assets and liabilities:
Accounts receivable	(885,847)	(47,851)
Inventory	(253,063)
Accounts payable	534,755	(154,478)
Accounts payable - related parties	344,700	28,459
Deferred revenue	-	1,000,000
Accrued liabilities	(238,474)	354,805
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(771,844)	1,361,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,055)	(5,360)
Proceeds from disposal of vehicle	-	24,284
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,055)	18,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(106,094)
Repayments of notes payable - related parties	-	(51,663)
Proceeds from options exercises	22,378	-
Proceeds from sales of common stock	360,000	-
Proceeds from convertible notes payable	55,000	40,100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	437,378	(117,657)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(345,521)	1,262,464

CASH AND CASH EQUIVALENTS:
Beginning of period	545,714	11,133
End of period	$200,193	$1,273,597

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$2,079

Supplemental disclosures of non-cash investing and financing activities:
Debt discount issued with convertible notes	$58,000	$3,000
Stock issued to settle partial accrued salaries	$111,015	$-
Stock issued to settle related parties notes	$19,038	$-

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

The Company identified errors related to understatement of Cost of Sales and SG&A for the three and nine months ended September 30, 2014, respectively.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of September 30, 2014	Original	Adjustment	Restated

Common stock	$91,281	200	$91,481

Additional paid in capital	$2,445,400	209,800	$2,655,200

For the three months ended September 30, 2014	Original	Adjustment	Restated

Cost of sales	$385,897	50,968	$436,865

Selling, general and Administrative	$369,132	159,031	$528,163

For the nine months ended September 30, 2014	Original	Adjustment	Restated

Selling, general and Administrative	$974,005	210,000	$1,184,005

Statement of Retained Deficit	Original	Adjustment	Restated
Balance, September 30, 2014	$(2,608,388)	$(210,000)	$(2,818,388)

In 2014, the company identified errors related to overstatement of accounts payable and SG&A as of and for the year ended December 31, 2013.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of December 31, 2013	Original	Adjustment	Restated

Accounts payables	$1,602,968	(1,100,218)	$502,750

For the year ended December 31, 2013	Original	Adjustment	Restated

Selling, general and Administrative	$2,248,904	(1,100,218)	$1,148,686

Statement of Retained Deficit			2013 (as restated)
Balance, December 31, 2013	$(2,287,464)	$1,100,218	$(1,187,246)

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

During the third quarter of 2014, the Board of Directors of the Company approved the issuance of 500,000 shares of common stock to three unrelated consultants for services rendered during such quarter. The value of the shares in amount of $584,000 was determined by the trading price of the Company’s Common Stock on the grant dates.  Accordingly, the Company calculated stock based compensation of $584,000 as its fair value and recognized the expense during the three and nine months ended September 30, 2014.

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

Derivatives

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

	Fair Value Measurements at Sept. 30 ,2014 December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - 5/28/2013	$-	$-	$67,185	$67,185
Change in Derivative liabilities			24,322	24,322
Derivative liability - 09/30/2014	$-	$-	$91,507	$91,507

NOTE – 9 WARRANTS

The following table summarizes all warrant outstanding as of September 30, 2014, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2014	3,276,000	$0.28
Granted	900,133	$0.40-0.80
Exercised	0	$0
Expired	0	$0
Balance at September 30, 2014	4,176,133	0.75
Warrants Exercisable at September 30, 2014	4,176,133	$0.75

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013
Sales	$937,906	$725,146
(Loss)/income from operations	$(38,958)	$359,011
General and Administrative Expenses	$528,163	$296,015
Operating Expenses	$976,864	$366,135
Other Income (Expense)	$(74,815)	$(22,852)
Net (loss)/income	$(113,773)	$336,159

For the three months ended September 30, 2014 and 2013, the Company reported a net profit/(loss) of $(113,773) and $336,159 respectively. The change in net profit between the three months ended September 30, 2014 and 2013 was primarily attributable to the ramp up in activity between the two periods and changed mix of revenue.

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

General and Administrative Expenses – General and Administrative for the three months ended September 30, 2014, were $528,163 as compared to $296,015 for the three months ended September 30, 2013. The increase in costs is due to market development and slow implementation of a key contract.

Total Operating expenses for the three months ended September 30, 2014 were $976,864, as compared to $366,135 for the three months ended June 30, 2013.

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

Other Income (Expense) - Other income (expense) for the three months ended September 30, 2014 was ($74,815), as compared to $(22,852) for the three months ended September 30, 2013. The increase is primarily attributable increased by amortization of the discount from our notes payable charged to interest expense, loss on extinguishment of debt and changes in the business between the two periods.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Sales	$982,458	$815,051
(Loss)/Income from Operations	$(1,161,792)	$179,759
General and Administrative Expenses	$1,184,005	$400,675
Operating Expenses	$2,144,250	$635,292
Other Income (Expense)	$(469,350)	$(20,832)
Net (loss)/Income	$(1,631,142)	$158,927

For the nine months ended September 30, 2014 and 2013, the Company reported a net profit/(loss) of $(1,631,142) and $158,927 respectively. The change in net profit between the three months ended September 30, 2014 and 2013 was primarily attributable to the ramp up in activity between the two periods and the changes in the business revenue mix between the two periods..

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

General and Administrative Expenses – General and Administrative for the nine months ended September 30, 2014, were $1,184,005  as compared to $400,675 for the three months ended September 30, 2013. The increase is due primarily to market development and a slow down in production to match a customers payments.

Total Operating expenses for the nine months ended September 30, 2014 were $2,144,250, as compared to $635,292 for the nine months ended June 30, 2013.

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

Other Income (Expense) - Other income (expense) for the nine months ended September 30, 2014 was ($469,350), as compared to $(20,832) for the nine months ended September 30, 2013. The increase is primarily attributable loss on extinguishment of debt and increased interest expense.

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

Net cash provided by (used in) investing activities for the nine months ended September 30, 2014 and 2013 was $(11,055) and $18,924 respectively.

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