Form 10-K
period 2014-12-31
CARDINAL RESOURCES, INC.
filed 2015-05-08
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-54983

CARDINAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)
Nevada	47-1579622
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

201 Penn Center Blvd., Suite 400
Pittsburgh, PA 15235

 (Address of principal executive office)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of December 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was not determinable due to the limited trading of its common stock.

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	97,286,948

CARDINAL RESOURCES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “project”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, “potential”, “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our potential inability to raise additional capital;
•	increased costs and expenses associated with the transition from primarily services to a greater reliance on systems;
•	timing of revenue recognition under the cost-to-cost percentage of completion method;
•	fluctuations in our operating results and cash flow;
•	risks associated with innovation, including the risk that our new product innovations will not produce sufficient sales to recoup our investment;
•	competition in our industries;
•	dependence upon our key executives;
•	our ability to protect our intellectual property rights;
•	risk associated with international frontier market sales;
•	potential dilution from issuance of authorized shares;
•	losses based on the value of shares issued for services;
•	Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” and
•	changes in economic conditions, including a general economic downturn or a downturn in the securities markets.

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

Cardinal Resources has been working towards its mission of Clean Water, Clean Environment, Worldwide since its inception in 2004, and the founders have been working on solving water, wastewater, and environmental problems throughout their careers. Our commitment to that mission is reflected in the development of the patented Red Bird System and sustainable, appropriate technology solutions to waste water treatment. Cardinal Resources is focused on expanding and making our solutions the worldwide standard in sustainable water treatment. On November 22, 2013 we completed a reverse acquisition transaction between JH Designs Inc. and Cardinal Resources LLC.  We amended the articles of incorporation to change our name to Cardinal Resources, Inc. effective in January 2014.

The Red Bird System is a patented solar-powered water treatment system with four base production models that can also be customized to specific needs. The Mobile Red Bird, housed in a trailer, the Community Red Bird System-20 (CRB20), housed in a 20-foot ISO container, and the CRB40, housed in a 40-foot ISO container, produce tens of thousands of gallons of clean water each day at a fraction of a cent per gallon. The Community Red Bird System-10 (CRB10) was specifically designed to be air mobile for government use and can also serve a community. Other systems are under development. These are high-tech solutions designed to function in low-tech environments.

The Red Bird is totally integrated and within hours of delivery will provide the pumping from the water source, filtration, and residual disinfection to meet U.S. and international standards. Delivering this volume of water at a below market cost using a combination of solar energy, purification technology, survivability, and sustainability in a setting with limited to non-existent infrastructure is unique.

In a traditional system, a combination of aeration, chemical addition, and conditioning is required prior to filtration. Similarly, in a membrane-type filter, preconditioning of the water is also required. While effective at producing clean water, these processes are energy-intensive, create a significant waste stream (sedimentation sludge), and are infrastructure-intensive. The Red Bird’s elimination of many of the process steps results in a more robust, sustainable system.

The patented Red Bird System was developed using modeling of natural geologic systems (Geo-mimicry) to develop a system that uses natural materials to produce clear, clean water that retains the minerals which give water its taste. This high-tech simplicity eliminates multiple steps in the traditional processes used to produce clean drinking water and, as a result, significantly reduces the energy and costs required to produce clean drinking water.

Suppliers/Manufacturers

Cardinal Resources outsources production of the Red Bird System and related products to a US based manufacturer. The manufacturer is qualified and has produced production units. The manufacturer does not have an exclusive agreement and in the future some systems may be assembled in other locations.

Cardinal Resources owns 2% of its lead manufacturer, Forest Edge Technologies, LLC based in Wooster Ohio. Forest Edge was formed by Chemviron, Inc. to focus on the production of Cardinal Resources systems and take advantage of the existing supply chain management system. Without expansion Forest Edge has the capacity to assemble 12 CRB-20 systems per month.

Cardinal Resources has a diverse supplier base with multiple suppliers available for key components and continues to expand its potential qualified supplier base. For those components with a limited supplier base, Cardinal Resources may develop exclusive agreements to ensure supply and continues to research effective substitutes.

 Dependence on a Few Major Customers

The majority of the contracted large multi-unit sales are to the State of Bayelsa Nigeria, the Republic of Cameroon, and Aqua Saludable (Panama). Services and individual unit sales make up a smaller portion of the revenue.

Cardinal Resources is aggressively pursuing the expansion of its market and customer base.

Market Size

The World Bank estimates (2009) that over $630 billion is being spent on water worldwide with a significant percentage in the emerging and developing world. McKinsey and Company estimate that $11.6 trillion is needed for water infrastructure worldwide by 2030.  Within this total spending, the largest initial markets for the Red Bird are Rural and Periurban Communities, within developing/emerging countries, entrepreneurs in emerging countries that are selling water to communities either through bottled water or delivery, capacity building/conflict recovery, and green developers. In the public sector there is significant funding for water available, with international development agencies committing over $250 billion across more than 1,000 active water projects that meet the Red Bird criteria (Development Finance International, 2009). While there are opportunities and funding around the world for our approach, Cardinal Resources initially focused on West Africa with opportunistic responses to other markets such as other countries in Africa, South America, India, and Southeast Asia. In 2014 we began to expand our marketing to Latin America and India.  While the public sector offers the best opportunity for large multi-unit orders, the private sector will also generate sales.

Sales, Marketing, and Distribution

Our marketing and sales strategies utilize a combination of traditional process marketing through print and various forms electronic media, grassroots efforts in emerging markets, and we will be increasing our marketing through social media. In emerging markets, regional demonstrations of the systems with groups of well-qualified buyers give the company an edge over the competition by exhibiting the quality of the Red Bird System as well as establishing our long term commitment. In addition, participation in international trade shows can be an effective tool in the water systems space. Finally, grassroots sales and marketing efforts combine regular Cardinal Resources staff presence with strong local partners and thorough competitive intelligence capabilities to augment our abilities to find and qualify new opportunities.

Ultimately we are marketing and selling clean water with a great taste in a combined system, service, and training model. By design, the Red Bird System retains most of the natural minerals that give water its taste and multiple studies have shown that retaining the local taste of most waters is crucial for success. We support the system operation through remote monitoring, service programs and training the local operators which also drives economic development through increased employment opportunities.

In addition, we must recognize the cultural and political importance of clean water; Developing good working relationships with the local water authorities, organizations and governments expands viral marketing of our distributed architecture approach as well as the associated benefits of our system.

The sales and marketing approach must also be adapted to local conditions that range from technical concerns to the exterior color of the system. For example, in many of the developing markets, while the internet is used extensively, there is also a certain distrust of marketing material printed direct from the web. Therefore we have to provide not only great web content, but also stand-alone printed material. Knowing the technical concerns, for example trends in the type of preferred source water or contaminants of interest we can better position our solution.

As a company with a history in providing custom systems and services we are also always looking for opportunities to expand our sales channels into sustainable waste water treatment opportunities, water recycling, and environment engineering and remediation.

In 2014 we signed Aqua Saludable as our only independent distributor of our integrated systems. At this stage in our expansion, it is key that the Company stay in control of distribution to ensure quality, and the appropriate application of our systems in water treatment. While some water treatment components are commodity items, our integrated systems still require highly trained sales-engineers to insure that the source water has been screened and the system is matched to the desired outcome. As we expand, we may accept additional highly qualified distribution partners.

Competition

While there are other packaged water treatment systems on the market, our greatest competition is the status quo and traditional infrastructure.  Our primary solar powered competitors (similar flow rates and size) in the market use either cartridge-based or membrane filtration and either ozone or UV oxidation for the final disinfection. As a result, these systems will incur much higher operation and maintenance costs and face significant supply chain challenges in infrastructure limited emerging markets.

Intellectual Property

Cardinal Resources currently holds multiple issued patents for the filtration technology and its use in the Red Bird System, specialty filters for arsenic removal, fluoride removal, general absorption and taste modification.  As cash flow and distribution channels grow, we intend to expand our technology platform through R&D to commercialize new wastewater, gray water, and brackish-water treatment systems we currently have under development.  We plan to develop new or upgraded water treatment systems, and will file for patents when prudent to protect IP and build shareholder value.

Trademarks and Trade Secrets

We rely on a combination of US and international patent, trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. With improved cash flow and traction we will expand our international patent protection.

Employees

Cardinal currently has 6 full-time employees. Cardinal considers its employee relations to be good, and to date has not experienced a work stoppage due to a labor dispute. None of Cardinal’s employees are represented by a labor union.

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

Cardinal Resources’ ability to achieve profitability depends upon many factors, including its ability to execute on existing contracts and to continue to develop new markets and commercialize new products. There can be no assurance that Cardinal Resources will ever achieve any significant revenues or profitable operations. We have losses related to the development of our systems and the value of stock issued for services performed for the company.

Cardinal Resources has a limited operating history.

Cardinal Resources has been in existence for over 10 years and has made a transition from primarily a services based company to a systems based company. Our limited operating history as a systems company means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize new products; (ii) achieve significant market acceptance of our products; or (iii) respond to competition;. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements, which could result in a loss of your investment.

Need for Additional Capital.

Since our inception in 2004 and through December 2014, Cardinal Resources has incurred net accumulated losses of $7,079,010. As of December 31, 2014 we had a working capital deficit of $1,997,624. This is due in part to shares issued for services.  We may need additional capital to fund our continuing operations. Currently, we plan to raise additional capital, but we have no committed sources of additional capital and our access to capital funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may have to scale back our development plans or cease operations.

Raising needed capital in the future may be difficult as a result of our limited operating history in systems.

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history in systems makes such evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. If we are unable to secure such additional finance, we may need to cease operations.

RISKS RELATED TO THE COMPANY

We have a history of losses.

Cardinal Resources has a history of losses during the development and commercialization of its technology and the issuance of shares for services performed for the company. Management is unable to predict if and when we will be to generate positive cash flow. Our plan regarding these matters is to increase revenue in systems and services as well as raising additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

Our business currently depends on a limited number of customers.

Because we depend on a limited number of principal customers for a majority of our sales, a loss of one principal customer could materially adversely affect our business and financial condition. Our three largest accounts represented approximately 98% of our sales for the year ended 2014.

Although we have multiyear contracts, and contracts backed by Letters of Credit, Bank Guarantees, and Sovereign Guarantees, our business would be negatively affected by the failure of our principal customers to purchase our products on a consistent basis or to renew such contracts. If these principal customers cease ordering products from us, our business could be materially adversely affected

All of our manufacturing is outsourced.

Presently we do not have any manufacturing facilities and all our manufacturing is out-sourced to Forest Edge Technologies LLC. In the event that Forest Edge ceases their operations or stop manufacturing our products, obtaining an alternative supplier would adversely affect our business and financial condition. Additionally, should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop internal manufacturing capabilities. Suppliers, may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our prospects. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

There is no guarantee that our business goals of expansion into global markets will be realized.

We are currently selling products in West Africa and Latin America. If we are unable to expand into new markets, we may fall short of our projections and our business and financial condition would be adversely affected.

Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.

Our products include natural mineral media that has characteristics specific to the geologic setting of the mineral deposits. The availability or cost of such commodities may fluctuate due to government policy and regulation, or shortages due to mine interruption, depletion of the deposits, weather conditions, increased demand for the same minerals, or other unforeseen circumstances. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and we are unable to increase our prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, our financial results could be materially and adversely impacted.

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

Our results of operations can be significantly affected by the volatility in the prices of the materials and parts that we use to produce our products.

Our materials and parts costs are volatile and expose us to significant fluctuations in our product costs. Volatile raw materials and parts costs can significantly affect our operating results and make period−to−period comparisons extremely difficult. We may not be able to hedge our raw material requirements at a reasonable cost or to pass on to our customers the increased costs of our raw materials.

Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in adverse publicity and a material adverse effect on our business.

We are subject to various environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times. Therefore, if more stringent regulations are imposed in any jurisdiction in which we operate in the future, we will have to incur additional and potentially substantial costs and expenses to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations.

Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new water treatment technologies have been introduced over the past few years. Our ability to achieve significant and sustained penetration of key developing markets will depend upon our success in developing or acquiring state of the art technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and to manufacture and sell, products that satisfy our customers’ demands, or if we fail to respond effectively to our competitors, market acceptance of our products could be reduced and our business could be adversely affected.

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

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. To support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a materially adverse effect on our business.

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

We currently have a limited corporate infrastructure. To pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

●	our ability to raise substantial amounts of additional capital if needed to fund the implementation of our business plan;
●	our ability to execute our business strategy;
●	the ability of our products to achieve market acceptance;
●	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
●	our ability to attract and retain qualified personnel; and
●	our ability to manage our third party relationships effectively.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Inability to Maintain Quality Control

All of our manufacturing is outsourced. Although we have entered into supply agreements specifying certain minimum acceptable quality standards, there is no assurance that our current quality assurance procedures will be able to effective monitor compliance. Additionally, in the event that we expand our operations and increase our output volume, including securing additional manufacturers, there is no assurance that we will be able to adequately maintain quality controls.

Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results of operations and stockholder value.

If our products are not properly built and/or personal injuries are sustained as a result of our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. Any of these results would adversely affect our profit margins, results from operations and stockholder value.

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

Our business is based in part upon patentable technology and trade secrets that may not patentable. We may be unable to keep other companies from copying our technology, or we may be subject to legal actions alleging intellectual property infringement, unfair competition or similar claims against us. Companies may have intellectual property rights covering aspects of our technologies or businesses. Defending ourselves against intellectual property infringement or similar claims is expensive and diverts management’s attention.

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

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long−term adverse impact on our ability to raise capital in the future.

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

Our executive officers and directors beneficially own approximately 35.7% of our outstanding common stock as of December 31, 2014, including approximately 25.3% of our outstanding shares that are beneficially owned by our chief executive officer, Kevin Jones.

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

Mr. Kevin Jones, our CEO and sole director, is the beneficial owner of approximately 25.3% of our outstanding voting securities as of December 31, 2014. As a result, he possesses significant influence over the election of our Board of Directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Jones are not in their best interests.

ITEM 2.  PROPERTIES

The Company maintains its principal office at 201 Penn Center Blvd., Suite 400, Pittsburgh PA 15235, pursuant to a short term agreement entered into effective January 2015. The Company is planning to move to a combined office, storage, and test location during 2015 when implementation of key contracts is underway and cash flow improves.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  We are currently resolving judgements filed against the predecessor company.

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

In addition, there are no material proceedings to which any affiliate of our Company, or any owner of record or beneficially of more than five percent of any class of voting securities of our Company, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. Currently there are legal proceedings against us related to judgements against the predecessor company.  These are either resolved or are being resolved.  We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is quoted on OTCQB, which is part of the OTC Market Group's quotation system, maintained by the Financial Industry Regulatory Authority (“FINRA”), under the symbol “CDNL.”  Our average 10-day volume is currently 89,200 shares.  The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

Approximate Number of Holders of Our Common Stock

As of December 31, 2014, we had approximately 97,286,948 shares of our common stock par value, $0.001, issued and outstanding. There were approximately 106 beneficial owners of our common stock on December 31, 2014.

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

Warrants

There are approximately 276,000 warrants outstanding at $0.25 per share, and approximately 1.6 million warrants outstanding at $0.50 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, there is no equity compensation plan in place.

Recent Sales of Unregistered Securities

We have not offered or sold any unregistered securities that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2014.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the year ended December 31, 2014, and the year ended December 31, 2013.  This discussion should be read in conjunction with the audited financial statements and notes as set forth in this Report.

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

In 2011, the Company made the decision to begin focusing on the transition to the systems based business. While we have continued to serve existing customers in our services area, we are projecting that the systems business will be dominant going forward.  This transition, particularly the delay in implementation of contracts in frontier markets, has had a significant impact on the Company.  For example, the Bayelsa Nigeria contract started strong at the beginning of 2014 but slowed significantly after the first quarter.  We are seeing that the work is increasing again related to this contract, but delays in implementation do impact our financials.  In 2014, the Company also issued common stock for services, which is a significant expense based on the stock value increased the net loss for the year.

While 2014 was a challenging year due to the slow implementation of key contracts we began our expansion into Latin America with a sale in Panama along with a 10 unit commitment for additional units.  We have a robust pipeline of opportunities in Latin America,  India and to a more limited extent in the US.  While our revenue, which is based on cost-to-cost Percentage of Completion is down significantly, our net Accounts Recieveable, which are largely backed by Bank Guarantees/Soveriegn Guarantees increased.

In 2015 we are aggressively pursuing the effiecient implementation of our existing projects, bringing in new sales of all sizes to increase revenue and closing on the nearest term opportunities.  While we will be opportunistic on expansion, our first focus will be on the contracts in hand.

Plan of Operations

Our Plan of Operations is focused on becoming the global preferred providers of sustainable water treatment systems using a distributed architecture. To meet this goal our plans call for the Company to expand our financial management, technical implementation staff, and market development. Part of our plan is to continue to expand our technologies, and approaches as well beginning with distributed waste water treatment. In terms of expansion our plan is to first have implementation well underway for our contracts in Cameroon, Nigeria, Senegal, Latin America, and Panama. In 2015, we will move aggressively to expand and close on other opportunities in our pipeline and diversify into new geographic markets, such as India and Southeast Asia. We are planning to continue to outsource our manufacturing within the US. Depending on growth within a specific region, we may in the future, outsource a portion of the assembly overseas while retaining US manufacturing for key components, technology protection and producing the majority of the systems sold.

Revenues

We generate our net sales from the sale of environmental services and the patented Red Bird System. Revenue is recognized as work is performed for services. For systems we use a cost-to-cost percentage of completion method (POC).  This approach to revenue recognition may result in a difference in the amount invoiced and the revenue recognized on any given project at points in time.

Cost of Sales

Our cost of sales includes internal labor, supply chain management, logistics and the purchase of components that are part of the Red Bird System. As cost accounting is critical for revenue recognition as well as good management, we are making improvements in this area.

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

Recent Developments and Current Contracts

In July 2013 the Company signed a contract and received the down payment for a contract with the State of Bayelsa Nigeria for $6.2 million to provide 10 Red Bird Systems and ancillary services. The contract is backed by a Bank Guarantee/Letter of Credit in the company’s favor. This contract has been slow in implementation, with production being balanced against payments.  In November 2013, the company signed a Commercial Export Contract with the Cameroon Water Corporation with a value of approximately $28.1 million to provide 35 systems, mobile laboratories, and ancillary products and services. Based on this contract the government of Cameroon has applied for credit through the U.S. Export Import Bank. This application is pending but moved forward throughout the year.  In December 2013 the Company signed a contract for $4.3 million with the Republic of Senegal to provide a solar powered waste water treatment system for the city of Touba.  In 2014 the Company signed an agreement and received payment for the first system in a 10-unit commitment through Aqua Saludable in Panama. See contract summary below for our main contracts/projects.  This list is not inclusive of all our billable work.

Contract	Signing Date	Products or Services	Status	Revenue Recognition
Aqua Saludable SA, Panama	9-2014	Demonstration water treatment system	Underway	POC
Bayelsa State, Nigeria	12-2013	Red Bird water treatment systems, appurtenances, services	Underway; delays due to release of funds	POC
Touba, Senegal	12-2013	Solar-powered wastewater treatment	Implementation on hold; decision to be made in May 2015	POC
CAMWATER, Cameroon	11- 2013	Red Bird water treatment systems, appurtenances, services	Planning phase underway; execution pending EXIM financing	POC & T&M
Comptec, USA	3-2007	Environmental services	Monthly retainer	Monthly retainer
Eaton (formerly Cooper), USA	9-2005	Environmental services	No retainer; services as needed	T&M

Results of Operations for year ended December 31, 2014 and 2013

The following table sets forth the summary income statement for the year ended December 31, 2014 and 2013:

	Year/Period ended
	December 31, 2014	December 31, 2013
Sales	$561,661	$1,970,561
Gross Profit	$(281,296)	$543,304
Operating Expenses	$4,093,084	$1,198,704
Other Income (Expense)	$(699,002)	$(54,476)
Net Loss	$(5,073,382)	$(709,876)

For the years ended December 31, 2014 and 2013, the Company reported a net loss of $(5,073,382) and $(709,876), respectively. The change in net loss between the year ended December 31, 2014 and 2013 was primarily attributable to following significant events:

•	Implementation of the Bayelsa Contract slowed throughout the course of 2014. Completion is anticipated in 2015 with systems going on-line in the 2nd quarter.
•	Implementation of the CAMWATER contract, beyond the completion of Environmental Assessments, moved to 2015.
•	Operating Expenses related to stock issued for services, including stock related to the original merger, was a significant expense and created a larger loss.

Sales: Net sales for 2014 were $561,661, compared to $1,970,561 for 2013. Sales decreased due to the slow-down in the implementation of the Bayelsa Contract and lower sales of services.  Systems sales were also delayed as a major customer has worked through the final finance agreements. Revenue from the CAMWATER Contract was not recognized pending finalization of the project financing.

Gross Profit/loss: For 2014 our gross profit as a percentage of sales was negative compared to a percentage of sales of 28% for 2013 due to project costs that have not been, but will be invoiced or recognized as revenue.

Operating Expense: Operating expenses for 2014 was $4,093,084 as compared to $1,198,704 for 2013 which is due to the slowdown in implementation Allowance for Doubtful Accounts, and a significant increase in expense was caused by the use of stock to pay for services provided to the company.

Other Income (Expense): Other expense for 2014 was $699,002 compared to $54,476 for 2013 due to interest expense and extinguishment of debt.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2014 compared to December 31, 2013:

	Year/Period ended
	December 31, 2014	December 31, 2013	Change
Current Assets	$131,002	$588,281	$(427,279)
Current Liabilities	$2,351,815	$1,813,177	$538,638
Working Capital	$(2,220,813)	$(1,224,896)	$995,917

As of December 31, 2014, we had working capital of $(2,220,813) as compared to working capital of $(1,224,896) as of December 31, 2013, a change of $995,917.

Net cash used by operating activities increased in the period ending ending December 31, 2014 compared to the same period in 2013 primarily due to the warrants issued for services and bad debt expense.

Net cash in all investing activities decreased in the period ending December 31, 2014 as we did not have the one time boost related to the sale of a vehicle that we completed in 2013 and limited purchases of new equipment.

Net cash provided in all financing activities was $627,078 at December 31, 2014 compared to $815,132 the previous year.

The Company requires additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes and lines of credit.   The Company anticipates that it will need approximately $3-5 million more in additional financing over the next twelve months to fully effectuate management’s growth plans and to sustain the Company’s existence. In addition to the debt and equity financing described above, the Company may need to incur additional liabilities with certain related parties. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

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

Revenue recognition –

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

Based on the slow down in payments from the Bayelsa contract we reduced our receivables and increased our Allowance for Doubtful Accounts by $471,613.

Advertising - Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.  We have not paid for or participated in any electronic or direct mail promotion by any outside parties.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not Applicable.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2014, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on and as a result of this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. We plan on making on-going improvements, including making key hires and improvements in procedures throughout 2015.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Kevin Jones, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Mr. Jones determined that Management override of internal controls, as a potential risk and are implementing changes to remove this risk.  Management override of controls basically refers to the risk that without sufficient controls over financial reporting and segregation of duties there is the potential for management to override any controls that are currently in place.  We do not believe that these risks rise to the level of material weaknesses or significant deficiencies but are simply for our audit planning and process improvements for 2015.

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

ITEM 9B.    OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Effective November 22, 2013, Kevin Jones was appointed President, Chief Executive Officer and Chief Financial Officer of the Company. The Company will hire additional officers, including full time CFO, in the near future. The Company plans to add four additional directors to the Board in the near future as well. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

The business background descriptions of the officers and directors are as follows:

Kevin Jones, a Geologist, has over 35 years of work experience in the fields of environmental remediation, engineering, water and wastewater, including extensive business development, strategic planning, and international operations. This experience has been gained through working for regulatory agencies, as a Principal (awarded ownership positions) in large public companies as well as having founded and operated businesses since 1996. The company he founded in 1996 quickly grew to the 7th Fastest Growing Environmental Engineering Firm in the United States as ranked by ZwiegWhite Associates and reached the Engineering News Record Top 200 list. He founded Cardinal Resources LLC in 2004, which became one of the Fastest Growing Firms and a Tech 50 Company in the Pittsburgh Region. Mr. Jones’ strategic direction and business development led the company to successfully complete work in over 20 countries around the globe for Fortune 100 Companies. The company was recognized as an Exporter of the Year for Environmental by U.S. Commercial Services in 2011. Mr. Jones was an Ernst and Young Entrepreneur of the Year Finalist in 2011. In addition to his business experience, Mr. Jones holds multiple issued patents for water treatment.

Ms. Barbara H. Jones (Executive Vice President – Sustainable Systems), an Environmental Engineer and Microbiologist, has over 30 years of experience in water, wastewater, green infrastructure, and environmental remediation as an engineer, regulator, consultant and project manager in countries around the globe.  A founder of Cardinal Resources, Ms. Jones is responsible for maintaining and growing key customer relationships, implementation of major Red Bird projects, and leading the design and improvement of new models and system.  In addition to the work with sustainable systems, Ms. Jones works as a consultant on major environmental clean ups in Africa, Central Asia, and Europe.

Ms. Joyce O’Connor (Executive Vice President – Services), a Geologist and MBA with over 20 years of experience in the environmental consulting field and managing operations is a founder of the Company and responsible for growing the Services side of the business as well as a number of management related activities within the company.  Ms. O’Connor has managed projects under RCRA, CERCLA, and various state voluntary action programs.  These projects vary in size from small UST site assessments to complex industrial site investigation and remediation projects.  In addition, to her consulting, Ms. O’Connor is responsible for Cardinal Resources FCPA Compliance and Export Compliance programs.

Identification of Certain Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.  We do intend to make key significant employee hires in 2015.

Family Relationships

Kevin R Jones and Barbara H Jones are married.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2014 all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements except, Mr. Jones filed his initial Form 3 in March 2014.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2014, all of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

Cardinal Resources has implemented a Code of Ethics, including compliance with the Federal Corrupt Practices Act that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as well as all employees and contractors.

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

Leadership Structure

Our chairman of the board of directors also serves as our chief executive officer. Our board of directors does not have an independent director. Our board of directors has determined that its leadership structure is appropriate and effective in light of the limited number of individuals in our management team and that we currently only have one director. Our board of directors believes having a single individual serve as both chairman and chief executive officer provides clear leadership, accountability and promotes strategic development and execution as our company executes our strategy. Our board of directors also believes that there is a high degree of transparency among the board of directors and company management.

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

Committees of Our Board of Directors

The Board of Directors has no nominating, or compensation committee, and does not have an “audit committee financial expert”. Our board of directors currently acts as our audit committee. There are no family relationships among the Board of Directors of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

Company Summary Compensation

The following table sets forth information for Cardinal’s most recently completed fiscal year concerning the compensation of Kevin Jones, our sole executive during the most recently completed fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Kevin Jones, President, CEO and CFO	2014	$121,000		$	$121,000
	2013	$7,769		$	$7,769

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of December 31, 2014, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company’s officers and directors; (c) and by the Company’s officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

Name and Address of Beneficial Owner(1)	Shares (2)	Shares Underlying Convertible Securities (2)	Total Percent of Class
Kevin Jones, CEO	24,590,229		25.3%
Barbara H. Jones	8,147,188		8.3%
Joyce M. O’Connor	2,010,652		2.1%
All executive officers and directors as a group	34,748,069		35.7%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is Cardinal Resources, 201 Penn Center Blvd., Suite 400, Pittsburgh, PA 15235.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are approximately 97,286,948 shares of common stock issued and outstanding as of December 31, 2014.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Malone Bailey, LLC is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2014 and 2013. The following table shows the fees that we paid or accrued for the audit and other services provided by Malone Bailey, LLC, for the fiscal years ended December 31, 2014 and 2013.

Fee Category	2014		2013
Audit Fees	$		$
Audit-Related Fees		$80,775		$30,020
Tax Fees		$--		$--
All Other Fees		$29,393		$--

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2014 and 2013
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013
(iv)	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2014 and 2013
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
(vi)	Notes to Consolidated Financial Statements

(d) Exhibits.

Exhibit No.	Description
Cardinal Resources audited financial statements for the fiscal year ended December 31, 2014.
101.INS	XRBL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Cardinal Resources, Inc.

Date: April 15, 2015	By:	/s/ Kevin Jones
Name: Kevin Jones
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

CARDINAL RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cardinal Resources, Inc.
East Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Cardinal Resources, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Resources, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, The Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the 2013 financial statements have been restated to correct a misstatement.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
May 7, 2015

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

ASSETS
	December 31, 2014	December 31, 2013
		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$9,230	$545,714
Accounts receivable, net	75,143	-
Inventory	43,199	14,137
Other current assets	3,430	28,430
TOTAL CURRENT ASSETS	131,002	588,281

PROPERTY, PLANT AND EQUIPMENT, NET	223,189	261,109

TOTAL ASSETS	$354,191	$849,390

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,124,602	$726,750
Accounts payable - related parties	66,467	62,528
Notes payable	203,787	222,657
Notes payable - related parties	65,947	55,415
Convertible notes payable, net of discount of $2,853 and $77,011	265,147	180,989
Accrued liabilities	564,049	560,421
Billings in excess of cost on uncompleted contracts	46,148	4,417
Derivative liabilities	15,668	-
TOTAL CURRENT LIABILITIES	2,351,815	1,813,177

TOTAL LIABILITIES	2,351,815	1,813,177

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and outstanding	-	-
as of December 31, 2014 and 2013, respectively
Common stock, $0.001 par value, 300,000,000 shares authorized, 97,348,713 and 87,026,331 shares	97,349	87,026
issued and outstanding as of December 31, 2014 and 2013, respectively
Additional paid in captial	4,984,037	954,815
Accumulated deficit	(7,079,010)	(2,005,628)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,997,624)	(963,787)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$354,191	$849,390

The accompanying notes are an integral part of these consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Years Ended
	December 31, 2014	December 31, 2013
		(Restated)
Revenues
Sales	$561,661	$1,970,561

Operating expenses
Cost of sales	842,957	1,427,257
Selling, general and administrative	4,045,075	1,148,686
Depreciation and amortization expense	48,009	50,018
Total operating expenses	4,936,041	2,625,961

Loss from operations	(4,374,380)	(655,400)

Other (expenses)
Interest expense	(189,403)	(54,428)
Loss on extinguishment of debt	(514,746)	-
Gain/loss due to changes in derivative liabilities	(10,036)	-
Other expenses	15,183	(48)
Total other (expenses)	(699,002)	(54,476)

(Loss) before income taxes	(5,073,382)	(709,876)

Income taxes	-	-

Net (loss)	$(5,073,382)	$(709,876)

(Loss) per common share
Basic net (loss) per common share	$(0.06)	$(0.01)

Basic weighted average number of shares outstanding	89,913,249	50,875,084

** Less than $.01

The accompanying notes are an integral part of the consolidated financial statements

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Years Ended
	December 31, 2014	December 31, 2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,073,382)	$(709,876)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Bad debt expenses	382,292	-
Depreciation and amortization expense	48,009	50,018
Amortization of debt discounts	129,159	9,357
Loss on extinguishment of debt	514,746	-
Gain/loss due to changes in derivative liabilities	10,036	-
Stock based compensation	1,634,000	150,000
Warrant issued for compensation	1,104,998	-
Changes in operating assets and liabilities:
Accounts receivable	(457,435)	35,533
Inventory	(29,062)	(14,137)
Other current assets	25,000	(23,915)
Accounts payable	397,852	(69,223)
Accounts payable - related parties	3,939	1,569
Billings in excess of cost on uncompleted contracts	41,731	4,417
Accrued liabilities	114,644	278,432
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,153,473)	(287,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,089)	-
Proceeds from disposal of vehicle	-	7,274
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,089)	7,274

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,000	104,142
Repayments of notes payable	(20,870)	(152,217)
Proceeds from notes payable - related parties	29,570	470
Repayments of notes payable - related parties	-	(52,263)
Proceeds from options exercises	22,378	-
Proceeds from sales of common stock	539,000	652,000
Proceeds from convertible notes payable	55,000	263,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	627,078	815,132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(536,484)	534,581

CASH AND CASH EQUIVALENTS:
Beginning of year	545,714	11,133
End of year	$9,230	$545,714

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$45,071

Supplemental disclosures of non-cash investing and financing activities:
Debt discount issued with convertible notes	$58,000	$86,368
Stock issued to settle partial accrued salaries	$111,015	$-
Stock issued to settle related parties notes	$19,038	$-
Shares issued for conversion of debt	$45,000	$75,000
Net liabilities from reverse merger	$-	$81,848
Relcassification of derivative liability to APIC	$49,367	$-
Common stock issued on a cashless basis	$4,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional	Retained	Total
	$0.001 par value		$0.001 par value		Paid in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2012	-	$-	46,623,554	$46,624	$113,698	$(1,295,752)	$(1,135,430)

Reorganization due to reverse merger	-	-	36,000,000	36,000	(117,848)	-	(81,848)

Proceeds from sales of common stock	-	-	2,900,000	2,900	649,100	-	652,000

Common stock issued for services	-	-	500,000	500	124,500	-	125,000

Intrinsic value from beneficial conversion feature	-	-	-	-	86,368	-	86,368

Shares issued for conversion of debt	-	-	1,002,777	1,003	73,997	-	75,000

Warrants issued for services	-	-	-	-	25,000	-	25,000

Net (loss)	-	-	-	-		(709,876)	(709,876)

Balance, December 31, 2013 (restated)	-	$-	87,026,331	$87,026	$954,815	$(2,005,628)	$(963,787)

Proceeds from sales of common stock	-	-	1,811,000	1,811	537,189	-	539,000

Conversion of debt	-	-	524,072	524	174,530	-	175,054

Common stock issued for services	-	-	2,000,000	2,000	1,632,000	-	1,634,000

Option exercises	-	-	2,034,368	2,034	20,344	-	22,378

Warrant expense	-	-	-	-	104,998	-	104,998

Reclassification of derivative liability to APIC	-	-	-	-	49,367	-	49,367

Loss on extinguishment of debt	-	-	-	-	514,746	-	514,746

Common stock issued on a cashless basis	-	-	3,952,942	3,953	(3,953)	-	-

Net (loss)	-	-	-	-	-	(5,073,382)	(5,073,382)

Balance, December 31, 2014	-	$-	97,348,713	$97,349	$4,984,037	$(7,079,010)	$(1,997,624)

The accompanying notes are an integral part of these consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 1 ORGANIZATION AND BUSINESS BACKGROUND

Cardinal Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 29, 2010 with one wholly-owned subsidiary, Staged for Success LLC (“LLC”), a single member LLC under the laws of the State of California.

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

At the Closing, Jonathan Hopp, the former President and majority owner of the Company, submitted for cancellation 160,900,000 shares of common stock of the Company, leaving 36,000,000 shares of common stock outstanding before the Closing, and Members holding approximately 100% of the membership interests in Cardinal exchanged their interests for 46,623,554 shares of common stock of the Company, and as a result, after giving effect to such cancellation of shares and to the private offering of securities described below, Members of Cardinal held approximately 56.4% of the issued and outstanding shares of the Company’s common stock at the Closing and assumed liabilities of $81,848 from the Company.

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

Cardinal Resources, Inc., Staged for Success LLC and Cardinal Resources LLC are hereinafter referred to as (the “Company”).

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 1 ORGANIZATION AND BUSINESS BACKGROUND (CONTINUED)

Cardinal was organized as a limited liability company in Pennsylvania in October 2004 Cardinal Resources, LLC (referred to herein as the “Company”), a Pennsylvania Limited Liability Company, was originally founded in Monroeville, Pennsylvania in 2004 by Kevin R. Jones, Barbara H. Jones, Carol McKee, and Joyce O’Connor. The business produces and distributes innovative water and wastewater treatment systems, including the patented solar powered Red Bird System, specialty patent and proprietary natural media filters. In addition, the Company provides their clients with environmental engineering, consulting, and remediation services.

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

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(AUDITED)

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2014 and 2013, the allowance for uncollectible accounts was $431,718 and $0, respectively.

Inventory

The Company’s inventory is comprised of machine components and finished goods. Inventories are valued at the lower of cost of market with cost determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. As of December 31, 2014 and 2013, the Company had inventory of $43,199 and $14,137, respectively, all of which were raw materials.

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

Impairment of long-lived assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the years ended December 31, 2014 and 2013.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed, which was $0 and $0 as of December 31, 2014 and 2013, respectively. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized, which was $46,148 and $4,417 as of December 31, 2014 and 2013, respectively.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of December 31, 2014 and 2013, the Company did not have any significant unrecognized uncertain tax positions. The tax years from 2012 to 2014 remain subject to examination by taxing authorities.

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

Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Convertible debentures and preferred stock conversions are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. In addition, stock warrants totaling 5,422,133 shares are excluded as well, as the impact of the potential common shares would be to decrease loss per share. Therefore no diluted loss per share figure is presented.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company had accounts payable balances owed to related parties in amount of $66,467 and $62,528 as of December 31, 2014 and 2013, respectively. Material related party debt transactions have been identified in Note 5 to the financial statements.

Recently issued accounting standards

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2014 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the implementation of this standard to have a material effect on its disclosures.

NOTE – 3 RESTATEMENT OF FINANCIAL STATEMENTS

In 2014, the Company identified errors in total estimated cost of the long-term project commencing in 2013, which had impact on accounts receivable and revenues due to the percentage of completion method for revenues recognition, as a result, billings in excess of costs was understated and accounts receivable and revenues were overstated as of and for the year ended December 31, 2013.

In 2014, the Company identified errors in cutoff date of the invoices received related to cost of sales and SG&A. As a result, cost of sales was understated and accounts payable and SG&A were overstated as of and for the year ended December 31, 2013.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of December 31, 2013	Original	Adjustment	Restated

Accounts Receivable	$589,965	(589,965)	$0

Accounts payables	$1,602,968	(876,218)	$726,750

Billings in excess of costs	$0	4,417	$4,417

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 3 RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

For the year ended December 31, 2013	Original	Adjustment	Restated

Revenues	$2,564,943	(594,382)	$1,970,561

Cost of sales	$1,203,257	224,000	$1,427,257

Selling, general and Administrative	$2,248,904	(1,100,218)	$1,148,686

Statement of Stockholders’ Deficit	Original	Adjustment	Restated
Accumulated deficit	$(2,287,464)	281,386	$(2,005,628)
Balance, December 31, 2013	$(1,245,623)	281,836	$(963,787)

NOTE – 4 GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as of December 31, 2014, the Company had an accumulated deficit and a working capital deficit. In addition, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken certain actions and continues to implement changes designed to improve the Company’s consolidated financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) utilization of outsourced build-to-order production; (b) expansion into new markets, (c) commercialization of patented products and; (c) significant reductions in lease costs. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2015. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE – 5 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are comprised of the following amounts at the respective dates:

	Estimated	As of December 31,
	Useful Life	2014	2013
Cost:
Machinery and equipment	7-10 years	$435,158	$435,158
Vehicles	5-7 years	42,545	42,545
Furniture and fixtures	10 years	57,069	55,005
Software	3 years	16,415	8,390
		551,187	541,098
Less: Accumulated depreciation		(327,998)	(279,989)
Net		$223,189	$261,109

The Company had depreciation expenses of $48,009 and $50,018 during the years ended December 31, 2014 and 2013, respectively.

NOTE – 6 RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, the increase in accounts payable to related parties was $3,939 and $1,569, respectively. Accordingly, accounts payable to related parties were $66,467 and $62,528 as of December 31, 2014 and 2013, respectively.

Notes payable to related parties were $65,947 and $55,415 as of December 31, 2014 and 2013, respectively. The Company had proceeds from related parties’ loan in amount of $29,570 and $470 during the years ended December 31, 2014 and 2013, respectively. There were no repayments to related parties’ loan in 2014, comparatively, the Company repaid $52,263 to related parties’ loan in 2013. The funds borrowed from the Company’s related parties were to fund the Company’s daily operations.

NOTE – 7 CONVERTIBLE NOTES

As of December 31, 2014 and 2013, the Company had outstanding balances on its convertible notes in the amount of $265,147 and $180,989, respectively, net of discounts of $2,853 and $77,011, respectively. In addition, $75,000 of convertible debt was converted into 1,002,777 shares of common stock during 2013. The detailed terms were set forth as follows:

(A)	Convertible Notes Payable

       As of December 31, 2014 and 2013, the Company had convertible notes payable in amount of $25,000 and $33,000, respectively, which would be converted automatically upon the completion of a Qualified Financing at a conversion price based upon the Qualified Financing.  The amounts were in default and due on demand as of December 31, 2014, with interest at a rate of 12%.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 7 CONVERTIBLE NOTES (CONTINUED)

(B)	Convertible Notes Payable

 On November 22, 2013, the Company completed a private placement pursuant to which the Company issued a convertible promissory note to certain accredited investors, which notes are convertible into shares of our common stock at $0.25 per share. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 276,000 shares of the Company’s common stock at $0.25 per share. As a result, the Notes were discounted in the amount of $86,368 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. As of December 31, 2014 and 2013, the aggregate carrying value of the Notes was $230,000 and $152,989, respectively, net of debt discounts of $0 and $77,011, respectively. During the years ended December 31, 2014 and 2013, the Company recorded interest expense related to the Notes in amount of $1,744 and $16,100, respectively, and amortization of debt discount in amount of $77,011 and $9,357, respectively. The interest expense of $16,100 has been included under accrued liabilities as of December 31, 2014. The Notes were in default and due on demand as of December 31, 2014.

(C)	Convertible Notes Payable – Derivative liabilities

On May 28, 2014, the Company issued a convertible promissory note of $58,000 with an original issue discount of $3,000 (the “Note”) to a third party. The Note bears an interest rate of 8% per annum and is due on March 2, 2015, pursuant to which the holder of the Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company after 180 days upon commencement, at 58% of the Market Price, which means the average of the lowest three trading price during the ten trading days prior to the conversion date.

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

On December 4, 2014, December 16, 2014 and December 23, 2014, the holder of the Note elected to convert a portion of the principal in amount of $10,000, $15,000, and $20,000, respectively, into 26,525, 64,655 and 107,759 shares of common stock of the Company. The Company revalued the embedded derivative liability at each conversion date and reclassified total derivative liability of $49,367 to addition paid in capital due to the partial conversion.

At December 31, 2014, the Company revalued the embedded derivative liability related to the balance of $13,000 with the assumptions in the table below. For the period from May 28, 2014 (commencement date) to December 31, 2014, the Company decreased the derivative liability of $81,820 by $51,517, of which $49,367 was due to the partial conversion of $45,000, resulting in a derivative liability of $15,668 at December 31, 2014.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 7 CONVERTIBLE NOTES (CONTINUED)

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Valuation Date	Volatility Percentage	Risk-free Rate
5/28/2014	$81,820	0.76	$0.145	$0.25	176%	0.0011
12/31/2014	$15,668	0.17	$0.234	$0.40	604%	0.0004

As of December 31, 2014, the carrying value of the Note was $10,147, net of debt discounts of $2,853. The Company recorded interest expense of $4,204 related to the Note and amortization of debt discounts in the amount of $55,147 during the year ended December 31, 2014. The interest expense of $4,204 has been included under accrued liabilities as of December 31, 2014.

The Note	12/31/2014

Proceeds	$58,000
Less derivative liabilities on initial recognition	(58,000)
Value of the Note on initial recognition	0
Add accumulated accretion expense	55,147
Less partial conversion	(45,000)
Balance as at December 31, 2014	$10,147

NOTE – 8 CAPITAL TRANSACTIONS

During the second quarter of 2014, the Company completed a private placement pursuant to which the Company issued 120,000 shares of common stock to an accredited investor at a per share price of $0.25. In addition, the Company granted to the same investor’s three−year warrants to purchase an aggregate of 30,000 shares of its common stock at $0.50 per share. As a result of this private placement, the Company raised approximately $30,000 in gross proceeds.

During the second quarter of 2014, the Company also completed a private placement pursuant to which the Company issued an aggregate of 337,500 shares of common stock to certain accredited investors at a per share price of $1.05. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 337,500 shares of its common stock at $0.80 per share. As a result of this private placement, the Company raised approximately $135,000 in gross proceeds.

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

The fair value of the warrants granted during the second quarter of 2014 was determined using the Black-Scholes valuation model on the grant date with the assumptions in the table set forth below. Accordingly, the fair value of 325,133 shares and 325,133 warrants granted for debt settlement, which was $341,389 and $303,411, respectively, resulted in loss on extinguishment of debt in amount of $514,746 during the year ended December 31, 2014.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 8 CAPITAL TRANSACTIONS (CONTINUED)

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

During the third quarter of 2014, the Company completed a private placement pursuant to which the Company will be issuing an aggregate of 400,000 shares of common stock to certain accredited investors at a per share price of $0.25. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 400,000 shares of its common stock at a strike price of $0.50 per share. As a result of this private placement, the Company raised approximately $100,000 in gross proceeds.

During the fourth quarter of 2014, the Company completed a private placement pursuant to which the Company issued an aggregate of 716,000 shares of common stock to certain accredited investors at a per share price of $0.25. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 716,000 shares of its common stock at a strike price of $0.50 per share. As a result of this private placement, the Company raised approximately $179,000 in gross proceeds.

During the four quarter of 2014, the Company issued an aggregate of 198,939 shares of common stock for note conversion of $45,000. The related derivative liabilities of $49,367 was reclassified to additional paid in capital upon conversion.

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

At the Closing, Jonathan Hopp, the former President and majority owner of the Company, submitted for cancellation 160,900,000 shares of common stock of the Company, and Members holding approximately 100% of the membership interests in Cardinal exchanged their interests for 46,623,554 shares of common stock of the Company, and as a result, at the Closing and after giving effect to such cancellation of shares and to the private offering of securities described below, the Company had 46,623,554 shares of common stock issued outstanding and no preferred stock issued and outstanding. The shares issued to Members of Cardinal constituted approximately 56.4% of the issued and outstanding shares of the Company’s common stock at the Closing. The prior owners of the Company retained 36,000,000 shares of common stock and net liabilities of $81,848 were assumed as well.

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

NOTE 9 – STOCK ISSUED FOR SERVICES

On May 23, 2014, the Board of Directors of the Company approved the issuance of 500,000 shares of common stock to corporate counsel for legal services in connection with reporting compliance and corporate matters in 2014. The value of the shares in amount of $200,000 was determined using recent cash sales of stock since the Company currently has a limited trading market.  Accordingly, the Company calculated stock based compensation of $200,000 as its fair value and recognized the expense during the year ended December 31, 2014.

During the third quarter of 2014, the Board of Directors of the Company approved the issuance of 500,000 shares of common stock to three unrelated consultants for services rendered during such quarter. The value of the shares in amount of $584,000 was determined by the trading price of the Company’s common stock on the grant dates.  Accordingly, the Company calculated stock based compensation of $584,000 as its fair value and recognized the expense during the year ended December 31, 2014.

During the fourth quarter of 2014, the Board of Directors of the Company approved the issuance of 1,000,000 shares of common stock to the unrelated consultant for services rendered during such quarter. The value of the shares in amount of $850,000 was determined by the trading price of the Company’s common stock on the grant dates.  Accordingly, the Company calculated stock based compensation of $850,000 as its fair value and recognized the expense during the year ended December 31, 2014.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 10 - FAIR VALUE MEASUREMENTS

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

Derivatives

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013, respectively:

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 10 - FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value Measurements at December 31, 2014
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - 5/28/2013	$-	$-	$81,820	$81,820
Reclassification to APIC due to partial conversion			(49,367)	(49,367
Change in Derivative liabilities			(16,785)	(16,785
Derivative liability – 12/31/2014	$-	$-	$15,668	$15,668

NOTE – 11 WARRANTS

The following table summarizes all warrant outstanding as of December 31, 2014 and 2013, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Stock Warrants
Balance at January 1, 2013	0	$0
Granted	3,276,000	$0.47	1.90
Exercised	0	$0
Expired	0	$0
Balance at December 31, 2013	3,276,000	$0.47	1.90
Granted	6,146,133	$0.23	3.72
Exercised	(4,000,000)	$.01
Expired	0	$0
Balance at December 31, 2014	5,422,133	0.37	2.20
Warrants Exercisable at December 31, 2014	5,422,133	$0.37	2.20

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

During the first quarter of 2014, the Company granted to certain consultants’ five-year warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock at $0.01 per share, resulting in warrant expenses of $1,000,000 during the year of 2014. During the fourth quarter of 2014, warrants holders elected to exercise 4,000,000 warrants at cashless basis and received 3,952,942 shares of common stock of the Company.

During the second quarter of 2014, the Company granted three-year warrants for the purchase of total 337,500 shares of the Company’s common stock in the aggregate at $0.80 per share in connection with the private placement of total 337,500 shares at $.40 per share.

During the second quarter of 2014, the Company granted three-year warrants for the purchase of total 325,133 shares of the Company’s common stock in the aggregate at $0.80 per share in connection with the settlement of the shareholder’s loan and partial accrued compensation in amount of $19,038 and $111,015, respectively, resulting in loss on extinguishment of debt in amount of $303,411.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 11 WARRANTS (CONTINUED)

During the third quarter of 2014, the Company granted three-year warrants for the purchase of total 237,500 shares of the Company’s common stock in the aggregate at $0.80 per share in connection with the private placement of total 237,500 shares at $.40 per share.

During the third quarter of 2014, the Company granted to a consultant’s two-year warrants to purchase an aggregated of 100,000 shares of its common stock at a strike price of $0.50 per share, resulting in warrant expenses of $104,998 during the year of 2014.

During the fourth quarter of 2014, the Company granted to investors’ three−year warrants to purchase an aggregate of 1,146,000 shares of its common stock at a strike price of $0.50 per share.

The fair value of the warrants granted during the year ended December 31, 2014 was determined using the Black-Scholes valuation model on the grant date with the assumptions in the table set forth below.

Term (Years)	Exercise Price	Market Price on Issuance Date	Volatility Percentage	Risk-free Rate
5 years	$0.01	$0.25	604%	0.0176
3 years	$0.80	$0.25 - $1.05	176%	0.0011
2 years	$0.50	$1.05	586%	0.0059

The aggregate intrinsic value of all warrants at December 31, 2014 was $0.

NOTE – 12 OPTIONS

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

During the second quarter of 2014, 2,034,368 shares of common stock were issued upon the exercise of the options at a price of $.011 per share, or $22,378 in total. The remaining options to purchase 4,068,736 shares of common stock expired without exercise. The aggregate intrinsic value of all options at December 31, 2014 was $0.

No stock options were issued during the year ended December 31, 2014.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 13 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company has three long term contract in progress at December 31, 2014.  Work has started on one additional long term contract that will have costs and earnings in the following periods:

Job	Bayelsa	CAM WATER	AquaSaludable	Total

Contract Revenues	$6,300,000	$27,808,820	$265,542
Estimated COGS	$5,104,961	$17,720,883	$177,515
Estimated Gross Profit	$1,195,039	$10,087,937	$88,027
Gross Margin	19%	36%	33%

COGS in 2013	$998,357	$-	$-
COGS in 2014	$364,355	$215,047	$22,630	$602,033
Total actual COGS	$1,362,712	$215,047	$22,630

Percentage of completion	27%	1%	13%

Revenues - POC	$1,681,715	$337,467	$33,852
Less: previously recognized	$(1,232,066)	$-	$-
Less: uncertainty in collectability *		(337,467)
Recognized in 2014	$449,649	$0	$33,852	$483,501

* The revenues from CAM WATER were deferred due to uncertainty in collectability

As of December 31, 2014, the Company had billings in excess of costs in amount of $46,148 recorded in current liabilities representing billings in excess of revenues recognized.

NOTE – 14 INCOME TAXES

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $7,000,000 that expire in 2034.

Due to operating losses, there is no provision for current federal or state income taxes for the periods ended December 31, 2014 or 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2014 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $2,730,000, less a valuation allowance in the amount of approximately $2,730,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset is as follows:

	2014	2013
Deferred tax asset - gross	2,730,000	780,0000
Valuation allowance	(2,730,000)	(780,000)

Net deferred tax asset	0	0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2014 and 2013 is as follows:

	2014	2013
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)

Total deferred tax asset	0%	0%

NOTE – 15 CONCENTRATION AND RISK

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

During the year ended December 31, 2014, three customers comprised of approximately 97% of total revenue. During the year ended December 31, 2013, three customers comprised of approximately 94% of total revenue.

During the year ended December 31, 2014, there was no significant concentration in vendors. During the year ended December 31, 2013, three vendors comprised of approximately 76% of total purchases.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE – 16 COMMITMENTS AND CONTINGENCIES

The Company leases its office and testing space under one long-term non-cancelable operating lease agreement, which continued through April of 2014. A storage facility was under lease for one year commencing in June 2011. The Company is in a month to month lease arrangement for both office and storage space after expiration.

The lease payments set forth in the following table include the rents for both office space and storage space.

For the years ended December 31, 2014 and 2013, rental expenses were $46,579 and $102,033, respectively.

NOTE – 17 SUBSQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:

During the first quarter of 2015, the Board of Directors of the Company approved the issuance of 2,000,000 shares of common stock to the founders of the subsidiary as bonus. The value of the shares will determined by the trading price of the Company’s common stock on the grant dates and recognized the expense during the first quarter of 2015.

During the first quarter of 2015, the Board of Directors of the Company approved the issuance of 100,000 shares of common stock to a unrelated consultants for services rendered during such quarter. The value of the shares will determined by the trading price of the Company’s common stock on the grant dates and recognized the expense during the first quarter of 2015.

On January 7, 2015, the holder of the KBM Note elected to convert the remaining balance of the principal in amount of $13,000 plus all accrued interest into 76,562 shares of common stock of the Company.

During the first quarter of 2015, the Board of Directors of the Company approved to reduce the price per share on the subscription agreement, dated between April 30, 2014 and July 28, 2014 from $.40 to $.25 per share. Accordingly, the Company issued total 330,000 shares of common stock to the investors for the difference.