Form 10-Q
period 2015-03-31
CARDINAL RESOURCES, INC.
filed 2015-05-20
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-54360

CARDINAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1579622
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

201 Penn Center Blvd, Suite 400
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

As of March 31, 2015, there were 100,793,510 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

ASSETS
	March 31, 2015	December 31, 2014

CURRENT ASSETS
Cash and cash equivalents	$147,331	$9,230
Accounts receivable, net	28,070	75,143
Inventory	45,773	43,199
Cost in excess of billings	12,000	-
Other current assets	3,430	3,430
TOTAL CURRENT ASSETS	236,604	131,002

PROPERTY, PLANT AND EQUIPMENT, NET	212,084	223,189

TOTAL ASSETS	$448,688	$354,191

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,079,924	$1,124,602
Accounts payable - related parties	70,958	66,467
Notes payable	229,287	203,787
Notes payable - related parties	58,537	65,947
Convertible notes payable, net of discount of $0 and $2,853	374,000	265,147
Accrued liabilities	557,867	564,049
Billings in excess of cost on uncompleted contracts	-	46,148
Derivative liabilities	-	15,668
TOTAL CURRENT LIABILITIES	2,370,573	2,351,815

TOTAL LIABILITIES	2,370,573	2,351,815

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and	-	-
outstanding as of March 31, 2015 and December 31, 2014, respectively
Common stock, $0.001 par value, 300,000,000 shares authorized, 99,855,275 and 97,348,713	99,855	97,349
shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively
Additional paid in captial	5,872,014	4,984,037
Accumulated deficit	(7,893,754)	(7,079,010)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,921,885)	(1,997,624)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$448,688	$354,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenues
Sales	$84,418	$194,019

Operating expenses
Cost of sales	144,450	151,525
Selling, general and administrative	983,283	281,017
Depreciation and amortization expense	11,105	11,836
Total operating expenses	1,138,838	444,378

Loss from operations	(1,054,420)	(250,359)

Other (expenses)
Interest expense	(13,677)	(34,360)
Gain/loss due to changes in derivative liabilities	(8,495)	-
Other income (expenses)	261,848	(4,711)
Total other (expenses)	239,676	(39,071)

(Loss) before income taxes	(814,744)	(289,430)

Net (loss)	$(814,744)	$(289,430)

(Loss) per common share
Basic net (loss) per common share	$(0.01)	**

Basic weighted average number of shares outstanding	99,741,560	87,026,331

** Less than $.01		(0.003)

The accompanying notes are an integral part of the unaudited consolidated financial statements

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(814,744)	$(289,430)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expense	11,105	11,836
Amortization of debt discounts	2,853	21,592
Gain/loss due to changes in derivative liabilities	8,495	-
Common stock issued for services	851,000	-
Changes in operating assets and liabilities:
Accounts receivable	47,073	(293,470)
Inventory	(2,574)	-
Accounts payable	(44,678)	(34,318)
Accounts payable - related parties	4,491	-
Cost in excess of billings	(12,000)	-
Billings in excess of cost on uncompleted contracts	(46,148)	101,401
Accrued liabilities	(3,862)	12,768
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,011	(469,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	25,500	-
Proceeds from notes payable - related parties	4,200	-
(Repayments to) notes payable - related parties	(11,610)	-
Proceeds from convertible notes payable	124,000	-
(Repayments to) convertible notes payable	(5,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	137,090	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,101	(469,621)

CASH AND CASH EQUIVALENTS:
Beginning of year	9,230	545,714
End of year	$147,331	$76,093

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Shares issued for conversion of debt, including accrued interest	$15,320	$-
Relcassification of derivative liability to APIC	$24,163	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim consolidated financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE – 2 GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as of March 31, 2015, the Company had an accumulated deficit and a working capital deficit. In addition, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE – 3 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015 and 2014, the increase in accounts payable to related parties was $4,491 and $0, respectively. Accordingly, accounts payable to related parties were $70,958 and $66,467 as of March 31, 2015 and December 31, 2014, respectively.

Notes payable to related parties were $58,537 and $65,947 as of March 31, 2015 and December 31, 2014, respectively. The Company had proceeds from related parties’ loan in amount of $4,200 and repayments of $11,610 to related parties’ loan during the three months ended March 31, 2015. Neither proceeds nor repayments to related parties’ loan during the three months ended March 31, 2014. The funds borrowed from the Company’s related parties were to fund the Company’s daily operations.

NOTE – 4 NOTES PAYABLE

As of March 31, 2015 and December 31, 2014, the Company had notes payable of $229,287 and $203,787, respectively, which were conventional debts due on demand without conversion feature. During the three months ended March 31, 2015, the Company had proceeds of $25,500 from notes payable with interest at a rate of 7% per annum.

NOTE – 5 CONVERTIBLE NOTES

As of March 31, 2015 and December 31, 2014, the Company had outstanding balances on its convertible notes in the amount of $283,454 and $265,147, respectively, net of discounts of $90,546 and $2,853, respectively. The detailed terms were set forth as follows:

(A)	Convertible Notes Payable

As of March 31, 2015 and December 31, 2014, the Company had convertible notes payable in amount of $20,000 and $25,000, respectively, which would be converted automatically upon the completion of a Qualified Financing at a conversion price based upon the Qualified Financing.  The amounts were in default and due on demand as of March 31, 2015, with interest at a rate of 12%. During the three months ended March 31, 2015, principal of $5,000 plus accrued interests of $1,272 were repaid in cash.

(B)	Convertible Notes Payable

 On November 22, 2013, the Company completed a private placement pursuant to which the Company issued a convertible promissory note to certain accredited investors, which notes are convertible into shares of our common stock at $0.25 per share. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 276,000 shares of the Company’s common stock at $0.25 per share. As a result, the Notes were discounted in the amount of $86,368 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. As of March 31, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $230,000 and $230,000, respectively. The discount of $86,368 to the convertible notes was amortized in full. As of March 31, 2015, the Notes were in default and due on demand.

During the three months ended March 31, 2015 and 2014, the Company recorded interest expense related to the Notes in amount of $3,970 and $3,970, respectively, which was included under accrued liabilities as of March 31, 2015 and 2014, respectively.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE – 5 CONVERTIBLE NOTES (CONTINUED)

(C)	Convertible Notes Payable – Derivative liabilities

On May 28, 2014, the Company issued a convertible promissory note of $58,000 with an original issue discount of $3,000 (the “Note”) to a third party. The Note bears an interest rate of 8% per annum and is due on March 2, 2015, pursuant to which the holder of the Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company after 180 days upon commencement, at 58% of the Market Price, which means the average of the lowest three trading price during the ten trading days prior to the conversion date. During the year ended December 31, 2014, a portion of the principal in amount of $45,000 was converted into 1,002,777 shares of common stock. The remaining balance of $13,000 plus accrued interest of $2,320 were converted into 76,562 shares on January 6, 2015. Accordingly, the related debt discounts of $2,853 were amortized in full and the related derivative liability of $24,163 was reclassified to additional paid in capital.

On January 15, 2015, the Company issued a convertible promissory note of $124,000 (the “Note II”) to a third party. The Note bears an interest rate of 8% per annum and is due on October 20, 2015, pursuant to which the holder of the Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company after 180 days upon commencement, at 58% of the Market Price, which means the average of the lowest three trading price during the ten trading days prior to the conversion date. Due to the restriction period for conversion, the Company has determined the Note II is considered to be conventional debt until July 14, 2015. The Company recorded interest expense of $2,038 related to the Note II during the three months ended March 31, 2015. The interest expense of $2,038 has been included under accrued liabilities as of March 31, 2015.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE – 6 CAPITAL TRANSACTIONS

During the first quarter of 2015, the Board of Directors of the Company approved to reduce the price per share on the subscription agreement, dated between April 30, 2014 and July 28, 2014 from $.40 to $.25 per share. Accordingly, the Company issued total 330,000 shares of common stock to the investors for the difference.

NOTE – 7 STOCK ISSUED FOR SERVICES

During the first quarter of 2015, the Board of Directors of the Company approved the issuance of 2,000,000 shares of common stock to the founders of the subsidiary as bonus. The value of the shares in amount of $800,000 was determined using the trading price of the Company’s common stock on the issuance date, or $.40 per share.  Accordingly, the Company calculated stock based compensation of $800,000 as its fair value and recognized the expense during the three months ended March 31, 2015.

During the first quarter of 2015, the Board of Directors of the Company approved the issuance of 100,000 shares of common stock to an unrelated consultant for services rendered during such quarter. The value of the shares in amount of $51,000 was determined using the trading price of the Company’s common stock on the issuance date, or $.51 per share. Accordingly, the Company calculated stock based compensation of $51,000 as its fair value and recognized the expense during the three months ended March 31, 2015.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE - 8 FAIR VALUE MEASUREMENTS

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

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivatives

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015:

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE - 8 FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value Measurements at March 31, 2015
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability – 12/31/2014	$-	$-	$15,668	$15,668
Reclassification to APIC due to partial conversion			(24,163)	(24,163)
Change in Derivative liabilities			8,495	8,495
Derivative liability – 3/31/2015	$-	$-	$0	$0

NOTE – 9 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company has three long term contract in progress at March 31, 2015.  Work has started on one additional long term contract that will have costs and earnings in the following periods:

Job	Bayelsa	CAM WATER	AquaSaludable	Total

Contract Revenues	$6,300,000	$27,808,820	$265,542
Estimated COGS	$5,104,961	$17,720,883	$177,515
Estimated Gross Profit	$1,195,039	$10,087,937	$88,027
Gross Margin	19%	36%	33%

COGS in 2013 & 2014	$1,362,712	$215,047	$22,630
COGS in 2015 Q1	$24,440	$8,257	$18,710	$51,407
Total actual COGS	$1,387,152	$223,304	$41,340

Percentage of completion	27%	1%	13%

Revenues - POC	$1,711,875	$350,424	$61,840
Less: previously recognized	$(1,681,715)	$-	$(33,852)
Less: uncertainty in collectability *		(350,424)
Recognized in 2014	$30,160	$0	$27,988	$71,105

* The revenues from CAM WATER were deferred due to uncertainty in collectability

As of March 31, 2015 and December 31, 2014, the Company had cost in excess of billings in amount of $12,000 and $0, respectively, recorded in current assets.

As of March 31, 2015 and December 31, 2014, the Company had billings in excess of costs in amount of $0 and $46,148, respectively, recorded in current liabilities representing billings in excess of revenues recognized.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

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

During three months ended March 31, 2015, three customers comprised approximately 74% of total revenue. During three months ended March 31, 2014, two customers composed approximately 99% of total revenue.

During three months ended March 31, 2015, there was no significant concentration in vendors. During three months ended March 31, 2014, three vendors composed approximately 76% of total purchases.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ending March 31, 2015, and 2014.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

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

In 2014 work was on going on the Bayelsa Nigeria contract, but production slowed as payments slowed.  Based on recent discussions and partial payments we anticipate the work re-starting in 2015.  Work commenced on the CAMWATER contract with the completion of the required Environmental Assessments, and design work for custom components.  The majority of the work is scheduled for 2015-2016 pending the final approvals of the customers financing.  Work is underway in Panama and the opportunity pipeline is growing.

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

The transition from primarily a services company to a systems/services company has been a significant challenge as reflected in the Company’s financial statements.  The Company while focused on the implementation of its existing contracts and expanding our base of business continues to work to resolve issues, including judgements, related to the past downturn.  While those challenges are real, the Company continues to make progress in paying down past obligations and move the business forward.

Plan of Operations

Our Plan of Operations is focused on becoming the global preferred provider of sustainable water treatment systems using a distributed architecture. To meet this goal our plans call for the Company to expand our financial management, technical implementation staff, and market development. Part of our plan is to continue to expand our technologies, and approaches as well beginning with distributed waste water treatment. In terms of expansion our plan is to first have implementation well underway in the West Africa and Latin America markets.  From there we plan to move aggressively to close on other opportunities in our pipeline, good opportunistic situations and expand into our next geographic targets of India, and Southeast Asia. We are planning to continue to outsource our manufacturing within the US. Depending on growth within a specific region, we may in the future, outsource a portion of the assembly overseas while retaining US manufacturing for key components, technology protection and producing the majority of the systems sold.

Contracts

Cardinal Resources has over $30.0 million in commercial contracts to provide the Red Bird System, ancillary equipment, and associated services in Cameroon, Nigeria, Senegal and Panama.  These contracts, which are back by a combination of bank guarantees, sovereign guarantees, and export bank financing, are scheduled for completion in 2015 and 2016.  The two stage process, typical on projects using export bank financing, where you first obtain a commercial contract followed by a finance agreement does increase the time from contract to implementation.  The Company does take steps, including prescreening deals with the banks to shorten this time frame  The Company continues to provide environmental services, primarily to three customers on a smaller scale in the US and is working to increase that source of revenue.

 Revenues

We generate our net sales from the sale of the patented Red Bird System, ancillary equipment, and environmental services. Historically the majority of the sales have been tied to services but the majority of our sales are trending to the Red Bird System.

Cost of Sales

Our cost of sales includes internal labor, supply chain management, logistics and the purchase of components that are part of the Red Bird System.  Currently internal labor costs exceed projected costs as we are refining certain design aspects for specific markets.  Over time this labor component should decrease.

Other items contributing to our cost of sales are the direct assembly labor at the outsourced manufacturer.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, scheduling, ramp up point, and our manufacturing costs. Another factor impacting gross profits is the ramp up of production going forward. As a result of the above, gross profits may vary from quarter to quarter and year to year.

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

The use of common stock to pay for services, while not a cash outlay, has a significant impact on SG&A.  Typically the stock is issued to pay for services over an extended period, for example a year-long agreement for legal or accounting services.  The value of the stock is accounted for at the time it was granted which causes an impact in the quarter.

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

Recent Developments

The first three months of 2015 was focused on closing the project finance for our largest commercial contract, expansion in Latin America, and India, collections from existing contracts, and preparation for a major increase in production of the CRB-10 and the CRB-20.  This resulted in a decrease in sales compared to the first three months of 2014 as we laid the ground work for expansion.  No new contracts were signed but we are in final contract negotiations in two key markets and a number of Quotations are pending for smaller orders in key geographies.  The Touba Senegal contract, which was scheduled to begin in early 2015 is still pending and management is considering whether to cancel the contract given the unresponsive nature of the Senegalese government.

Revenue from system sales is recognized on a cost-to-cost percentage of completion (POC) basis.  As a result invoicing on projects and recognized revenues may not match during the course of a project.  Services revenue are recognized on an accrual basis as invoiced to the customer.

Stock was issued as compensation for consulting and accounting services in the first quarter.  The valuation of the stock varied as noted in the Company’s financials and footnotes.

Results of Operations for the Three Months Ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Sales	$84,418	$194,019
Gross Profit (Loss)	$(60,032)	$42,494

General and Administrative Expenses	$983,283	$281,017
Operating Expenses	$1,138,838	$444,378
Other Income (Expense)	$239,676	$(39,071)
Net Loss	$(814,744)	$(289,430)

For the three months ended March 31, 2015 and 2014, the Company reported a net loss of $(814,744) and $289,430, respectively. The change in net loss was primarily attributable to the issuance of shares for services, the loss due to changes in derivative liabilities, along with the focus on collections, and preparation for increased manufacturing activities.

Sales - Net sales for the three months ended March 31, 2015, were $84,418 compared to $194,019 for the three months ended March 31, 2014.

Gross Profit/(Loss) - During the three months ended March 31, 2015 our gross profit was (60,032) compared to a gross profit of $42,494 in the same period of 2014.  The 2014 period reflects that at that time we had systems in production, while in the 2015 period we were holding production on one contract based on collections and in preparation for production on other contracts.

Operating Expenses –

General and Administrative Expenses – General and Administrative for the three months ended March 31, 2015, were $983,283 as compared to $281,017 for the three months ended March 31, 2014.

Total Operating expenses for the three months ended March 31, 2015 were $1,138,838, as compared to $444,378 for the three months ended March 31, 2014 primarily due to the issuance of stock for services in the first quarter.

We anticipate that as our operations increase our research and development expenses will increase because we believe that maintaining state of the art products is a key to our continued success.  We expect to achieve economies of scale in our general and administrative expenses as our operations increase as much of our administrative expenses are fixed costs, such as salaries of key personnel and rent. As a result, while we may need to hire additional personnel as operations increase, we believe that the increases in general and administrative expenses will be at a lower rate than the increase in revenues.  In addition we will reduce the use of stock in compensation for services.

Other Income (Expense) - Other income (expense) for the three months ended March 31, 2015 was $239,676, as compared to $(39,071) for the three months ended March 31, 2014. The increase in other income was primarily due to the collections of receivables that have previously been categorized as bad debt.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015 compared to December 31, 2014:

	March 31, 2015	December 31, 2014	Increase/ (Decrease)
Current Assets	$236,604	$131,002	$105,602
Current Liabilities	$2,370,573	$2,351,815	$18,758
Working Capital	$(2,133,969)	$(2,220,813)	$86,844

As of March 31, 2015, we had negative working capital of $2,133,969 as compared to negative working capital of $2,220,813 as of December 31, 2014.

Net cash provided by (used in) operating activities for the three months ended March 31, 2015 and 2014 was $1,011 and $(469,621) respectively.

Net cash provided by (used in) all investing activities for the three months ended March 31, 2015 and 2014 was $137,090 and $ 0 respectively.

The estimated base working capital requirement for the next 12 months is $1,000,000 with an estimated burn rate of $100,000 per month.   As reflected in the accompanying financial statements, the Company had cash of $147,331 at March 31, 2015.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  To address these concerns we have increased the use of an experienced outside accounting firm and CPA with extensive public company experience.  We have also changed procedures related to the monthly reconciliation, and quarterly closes to improve effieciency and reporting.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have added addition review to the monthly reconciliation and quaraterly closings as well as increased the use of an outside independent accounting firm.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  The past debts including a judgement related to the former company represent an increased risk which the Company is activity working to reduce through negotiations where appropriate and payment plans.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 10-K, filed with the SEC for the year ending December 31, 2015.

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

CARDINAL RESOURCES, INC.

Date: May 17, 2015	By:	/s/ Kevin Jones
	Name:	Kevin Jones
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)