Form 10-Q
period 2015-06-30
CARDINAL RESOURCES, INC.
filed 2015-08-19
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-54360

CARDINAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1579622
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

201 Penn Center Blvd. Suite 401
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

As of August 13, 2015, there were 112,817,334 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

ASSETS
	June 30, 2015	December 31, 2014

CURRENT ASSETS
Cash and cash equivalents	$50,318	$9,230
Accounts receivable, net	88,606	75,143
Inventory	52,317	43,199
Cost in excess of billings	125,696	-
Other current assets	3,430	3,430
TOTAL CURRENT ASSETS	320,367	131,002

PROPERTY, PLANT AND EQUIPMENT, NET	200,979	223,189

TOTAL ASSETS	$521,346	$354,191

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,080,732	$1,124,602
Accounts payable - related parties	85,439	66,467
Notes payable	216,787	203,787
Notes payable - related parties	58,537	65,947
Convertible notes payable, net of discount of $47,228 and $2,853	401,564	265,147
Accrued liabilities	571,804	564,049
Billings in excess of cost on uncompleted contracts	-	46,148
Derivative liabilities	305,240	15,668
TOTAL CURRENT LIABILITIES	2,720,103	2,351,815

LONG-TERM LIABILITIES
Convertible notes payable, net of discount of $78,769 and $0	1,231	-
TOTAL LONG-TERM LIABILITIES	1,231	-

TOTAL LIABILITIES	2,721,334	2,351,815

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-

Common stock, $0.001 par value, 300,000,000 shares authorized, 100,705,275 and 97,348,713 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	100,705	97,349

Additional paid in captial	5,964,868	4,984,037
Accumulated deficit	(8,265,561)	(7,079,010)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,199,988)	(1,997,624)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$521,346	$354,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues
Sales	$227,688	$(149,467)	$312,106	$44,552

Operating expenses
Cost of sales	185,472	335,118	329,922	486,643
Selling, general and administrative	211,635	374,825	1,194,918	655,842
Depreciation and amortization expense	11,105	13,065	22,210	24,901
Total operating expenses	408,212	723,008	1,547,050	1,167,386

Loss from operations	(180,524)	(872,475)	(1,234,944)	(1,122,834)

Other (expenses)
Interest expense	(21,042)	(33,539)	(34,719)	(67,899)
Loss on extinguishment of debt	-	(303,411)	-	(303,411)
Gain/loss due to changes in derivative liabilities	(170,241)	(12,038)	(178,736)	(12,038)
Other income (expenses)	-	(6,476)	261,848	(11,187)
Total other (expenses)	(191,283)	(355,464)	48,393	(394,535)

Net (loss)	$(371,807)	$(1,227,939)	$(1,186,551)	$(1,517,369)

(Loss) per common share
Basic net (loss) per common share	**	$(0.01)	$(0.01)	$(0.01)

Basic weighted average number of shares outstanding	100,369,011	88,066,578	100,057,019	87,549,328

** Less than $.01				(0.011)

The accompanying notes are an integral part of the unaudited consolidated financial statements

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,186,551)	$(1,517,369)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expense	22,210	24,901
Amortization of debt discounts	11,855	50,309
Loss on extinguishment of debt	-	303,411
Gain/loss due to changes in derivative liabilities	178,736	12,038
Common stock issued for services	902,850	200,000
Warrants granted for services	41,854	-
Changes in operating assets and liabilities:
Accounts receivable	(13,463)	(12,121)
Inventory	(9,118)	-
Accounts payable	(43,870)	233,850
Accounts payable - related parties	18,972	-
Cost in excess of billings	(125,696)	-
Billings in excess of cost on uncompleted contracts	(46,148)	-
Accrued liabilities	10,075	121,540
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(151,002)	(583,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(11,055)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(11,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	13,000	-
Proceeds from notes payable - related parties	4,200	-
(Repayments to) notes payable - related parties	(11,610)	-
Proceeds from convertible notes payable	191,500	55,000
(Repayments to) convertible notes payable	(5,000)	-
Proceeds from options exercises	-	22,378
Proceeds from sales of common stock	-	165,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	192,090	242,378

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,088	(352,118)

CASH AND CASH EQUIVALENTS:
Beginning of year	9,230	545,714
End of year	$50,318	$193,596

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount issued with convertible notes	$135,000	$58,000
Shares issued for conversion of debt, including accrued interest	$15,320	$-
Relcassification of derivative liability to APIC	$24,163	$-
Stock issued to settle partial accrued salaries	$-	$111,015
Stock issued to settle related parties notes	$-	$19,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

NOTE – 2 GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as June 30, 2015, the Company had an accumulated deficit and a working capital deficit. In addition, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE – 3 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015 and 2014, the increase in accounts payable to related parties was $18,972 and $0, respectively. Accordingly, accounts payable to related parties were $85,439 and $66,467 as of June 30, 2015 and December 31, 2014, respectively.

Notes payable to related parties were $58,537 and $65,947 as of June 30, 2015 and December 31, 2014, respectively. The Company had proceeds from related parties’ loan in amount of $4,200 and repayments of $11,610 to related parties’ loan during the six months ended June 30, 2015. Neither proceeds nor repayments to related parties’ loan during the six months ended June 30, 2014. The funds borrowed from the Company’s related parties were to fund the Company’s daily operations.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

NOTE – 4 NOTES PAYABLE

As of June 30, 2015 and December 31, 2014, the Company had notes payable of $216,787 and $203,787, respectively, which were conventional debts due on demand without conversion feature. During the six months ended June 30, 2015, the Company had proceeds of $13,000 from notes payable with interest at a rate of 7% per annum.

NOTE – 5 CONVERTIBLE NOTES

As of June 30, 2015 and December 31, 2014, the Company had outstanding balances on its convertible notes in the amount of $401,564 and $265,147, respectively, net of discounts of $125,997 and $2,853, respectively. The detailed terms were set forth as follows:

(A)	Convertible Notes Payable

As of June 30, 2015 and December 31, 2014, the Company had convertible notes payable in amount of $20,000 and $25,000, respectively, which would be converted automatically upon the completion of a Qualified Financing at a conversion price based upon the Qualified Financing.  The amounts were in default and due on demand as of June 30, 2015, with interest at a rate of 12%. During the six months ended June 30, 2015, principal of $5,000 plus accrued interests of $1,272 were repaid in cash, and interest expense of $1,190 was recorded, which was included under accrued liabilities as of June 30, 2015.

During the six months ended June 30, 2015, the Company issued a convertible note of $12,500 to a third party, which bears interest at a rate of 7% per annum and due on January 8, 2016. At any time while this Note is outstanding, the holder of this Note may convert all or any portion of the Note into the common shares of the Company at a price of $.25 per share (the “Conversion Price”); provided, that if this Note has not been paid or prepaid or converted before the due date, the Conversion Price will be reduced to $.10 per share on the due date. The Company recorded interest expense of $434 related to this Note during the six months ended June 30, 2015. The interest expense of $434 has been included under accrued liabilities as of June 30, 2015.

 On November 22, 2013, the Company completed a private placement pursuant to which the Company issued a convertible promissory note to certain accredited investors, which notes are convertible into shares of our common stock at $0.25 per share. In addition, the Company granted to the same investors’ three−year warrants to purchase an aggregate of 276,000 shares of the Company’s common stock at $0.25 per share. As a result, the Notes were discounted in the amount of $86,368 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. As of June 30, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $230,000 and $230,000, respectively. The discount of $86,368 to the convertible notes was amortized in full. As of June 30, 2015, the Notes were in default and due on demand.

During the six months ended June 30, 2015 and 2014, the Company recorded interest expense related to the Notes in amount of $7,984 and $8,095, respectively, which was included under accrued liabilities as of June 30, 2015 and 2014, respectively.
On January 15, 2015, the Company issued a convertible promissory note of $124,000 (the “Note II”) to a third party. The Note bears an interest rate of 8% per annum and is due on October 20, 2015, pursuant to which the holder of the Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company after 180 days upon commencement, at 58% of the Market Price, which means the average of the lowest three trading price during the ten trading days prior to the conversion date. Due to the restriction period for conversion, the Company has determined the Note II is considered to be conventional debt until July 14, 2015. The Company recorded interest expense of $4,512 related to the Note II during the six months ended June 30, 2015. The interest expense of $4,512 has been included under accrued liabilities as of June 30, 2015.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

NOTE – 5 CONVERTIBLE NOTES (CONTINUED)

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

During the second quarter of 2015, the Company issued convertible promissory notes with derivative liabilities totaled of $142,292, the detailed terms of which were set forth as follows:

Principal Amount	Due Date	Interest Rate	Conversion Price
$55,000	February 22, 2016	10%	55% of the lowest Trading Price during the twenty-five Trading Day period prior to the conversion date

$80,000	December 31, 2018	10%	50% of the average of the volume weighted average prices during the 5 trading days prior to conversion date

$7,292	November 18, 2015	8%	A price equal to the lesser of 75% of the lowest trade price during the 10 trading days prior to conversion date or $.25 per share

The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

NOTE – 5 CONVERTIBLE NOTES (CONTINUED)

(B)	Convertible Notes Payable – Derivative liabilities (continued)

Derivative Liabilities
Fair value at the commitment dates	$245,431
Fair value mark to market adjustment	59,809
Balances as of June 30, 2015	305,240

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Valuation Date	Volatility Percentage	Risk-free Rate
5/22 – 6/10, 2015	$245,431	0.76 – 3.56	$0.025 - $0.021	$0.050 - $0.036	602 - 394%	0.23% - 1.15%

6/30/2015	$305,204	0.65 - 3.51	$0.015 - $0.038	$0.050	618%	0.28% - 1.01%

As of June 30, 2015, the carrying value of the Notes were $16,294, net of debt discounts of $125,998. The Company recorded interest expense of $1,186 related to the Notes and amortization of debt discounts in the amount of $9,002 during the six months ended June 30, 2015. The interest expense of $1,186 has been included under accrued liabilities as of June 30, 2015.

The Note	6/30/2015
Proceeds	$142,292
Less derivative liabilities on initial recognition	$(135,000)
Value of the Note on initial recognition	7,292
Add accumulated accretion expense	9,002
Balance as at June 30, 2015	$16,294

NOTE – 6 CAPITAL TRANSACTIONS

During the first quarter of 2015, the Board of Directors of the Company approved to reduce the price per share on the subscription agreement, dated between April 30, 2014 and July 28, 2014 from $.40 to $.25 per share. Accordingly, the Company issued total 330,000 shares of common stock to the investors for the difference. Neither gain nor loss was recognized in connection with the issuance of 330,000 shares since it was part of the equity financing.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

NOTE – 7 WARRANTS

During the second quarter of 2015, the Company issued two-year warrants for the purchase of total 700,000 shares of the Company’s common stock in the aggregate at $0.10 per share for services.  The warrants were valued at $41,854 using the Black-Scholes valuation model on the grant date with the assumptions in the table below.
Grant Date	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
5/22/2015	2	$0.10	$0.061	342%	0.65%

The following table summarizes all warrant outstanding as of June 30, 2015, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Stock Warrants
Balance at December 31, 2014	5,422,133	$0.37	2.2
Granted	700,000	$0.10	2
Exercised	0	$0
Expired	0	$0
Balance at June 30, 2015	6,122,133	0.34	2.18
Warrants Exercisable at June 30, 2015	6,122,133	$0.34	2.18

NOTE – 8 STOCK ISSUED FOR SERVICES

During the first quarter of 2015, the Board of Directors of the Company approved the issuance of 2,000,000 shares of common stock to the founders of the subsidiary as bonus. The value of the shares in amount of $800,000 was determined using the trading price of the Company’s common stock on the issuance date, or $.40 per share.  Accordingly, the Company calculated stock based compensation of $800,000 as its fair value and recognized the expense during the six months ended June 30, 2015.

During the first quarter of 2015, the Board of Directors of the Company approved the issuance of 100,000 shares of common stock to an unrelated consultant for services rendered during such quarter. The value of the shares in amount of $51,000 was determined using the trading price of the Company’s common stock on the issuance date, or $.51 per share. Accordingly, the Company calculated stock based compensation of $51,000 as its fair value and recognized the expense during the six months ended June 30, 2015.

During the second quarter of 2015, the Board of Directors of the Company approved the issuance of 850,000 shares of common stock to an unrelated consultant for services rendered during such quarter. The value of the shares in amount of $51,850 was determined using the trading price of the Company’s common stock on the issuance date, or $.061 per share. Accordingly, the Company calculated stock based compensation of $51,850 as its fair value and recognized the expense during the six months ended June 30, 2015.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

NOTE - 9 FAIR VALUE MEASUREMENTS

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

Derivatives

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

NOTE - 9 FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value Measurements at June 30, 2015
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability – 12/31/2014	$-	$-	$15,668	$15,668
Reclassification to APIC due to partial conversion			(24,163)	(24,163)
Debt discount due to derivative liabilities			135,000	135,000
Change in Derivative liabilities			178,735	178,736
Derivative liability – 6/30/2015	$-	$-	$305,240	$305,240

NOTE – 10 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company has three long term contract in progress at June 30, 2015.  Work has started on one additional long term contract that will have costs and earnings in the following periods:

Job	Bayelsa	CAM WATER	AquaSaludable	Total

Contract Revenues	$6,300,000	$27,808,820	$265,542
Estimated COGS	$5,104,961	$17,720,883	$177,515
Estimated Gross Profit	$1,195,039	$10,087,937	$88,027
Gross Margin	19%	36%	33%

COGS in 2013 & 2014	$1,362,712	$215,047	$22,630
COGS in 2015 Q1	$24,440	$8,257	$18,710	$51,407
COGS in 2015 Q2	$1,319	$48,024	$117,651	$166,994
Total actual COGS	$1,388,470	$271,328	$158,992	$218,401

Percentage of completion	27%	2%	90%

Revenues - POC	$1,713,502	$425,786	$237,833
Less: previously recognized	$(1,711,875)	$-	$(61,840)
Less: uncertainty in collectability *		(425,786)
Recognized in 2015	$1,627	$0	$175,993	$177,620

* The revenues from CAM WATER were delayed due to uncertainty in collectability

As of June 30, 2015 and December 31, 2014, the Company had cost in excess of billings in amount of $125,696 and $0, respectively, recorded in current assets.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

As of June 30, 2015 and December 31, 2014, the Company had billings in excess of costs in amount of $0 and $46,148, respectively, recorded in current liabilities representing billings in excess of revenues recognized.

NOTE – 11 CONCENTRATION AND RISK

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

During six months ended June 30, 2015, three customers comprised approximately 74% of total revenue. During six months ended June 30, 2014, two customers composed approximately 99% of total revenue.

During six months ended June 30, 2015 and 2014, there was no significant concentration in vendors.

NOTE – 12 SUBSEQUENT EVENTS

During the third quarter KBM converted their note in full to 9,912,064 shares of common stock.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the followings:

On July 7, 2015, the holder of the convertible note of $7,292 elected to convert all principal and accrued interest into 511,760 shares of common stock of the Company.

On July 27, 2015, the Board of Directors of the Company approved the issuance of 700,000 shares of common stock, or 350,000 shares each, to two unrelated consultants for services rendered during the second quarter of 2015. The value of the shares was determined by the trading price of the Company’s common stock on the grant dates and recognized the expense during the second quarter of 2015. The total consulting expense of $26,350 has been included under accrued liabilities as of June 30, 2015.

During the third quarter of 2015, the holder of the KBM Note elected to convert the principal of $120,000 into 5,829,872 shares of common stock of the Company. The balance of KBM Note is $4,000 after the conversion.

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

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ending June 30, 2015, and 2014.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

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

As of June 30, 2015 the US Export Import Bank’s (EXIM) Charter was not re-authorized by the US Congress. While the lapse in authority continues, the United States Senate recently voted 64 to 29 for a five-year EXIM reauthorization bill as part of a long-term highway bill.  That bill has now moved to the House for consideration.  The super majority vote in the U.S. Senate was a strong signal of bipartisan support for EXIM and we do anticipate that EXIM will be back in business before the end of the year.  However, until it is reauthorized it will limit the size of projects we can undertake overseas.  While authorization is pending, the Company has been seeking alternative financing for our international projects.

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

Contracts

Cardinal Resources has over $30.0 million in commercial contracts to provide the Red Bird System, ancillary equipment, and associated services in the US, Cameroon, Nigeria, Senegal and Panama.  These contracts, which are backed by a combination of bank guarantees, sovereign guarantees, and export bank financing, are scheduled for completion in 2015 and 2016.  The two stage process, typical on projects using export bank financing, where you first obtain a commercial contract followed by a finance agreement does increase the time from contract to implementation.  The Company does take steps, including prescreening deals with the banks to shorten this time frame  The Company continues to provide environmental services, primarily to three customers on a smaller scale in the US and is working to increase that source of revenue.

Revenues

We generate our revenue sales from the sale of the patented Red Bird System, ancillary equipment, and environmental services.  Revenue from system sales are recognized on a Cost-to-Cost Percentage of Completion basis, while services revenue is recognized is recognized on an accrual basis as invoiced.  Many projects will have a combination of systems and services.

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

Recent Developments

The first six months of 2015 was focused on closing the project finance for our largest commercial contract, expansion in Latin America, and India, collections from existing contracts, and production of the CRB-10 for Panama.  No new contracts were signed.  Revenue has increased compared to the same period in 2014 and compared to the 1st Quarter of 2015.  The Touba Senegal contract, which was scheduled to begin in early 2015 is still pending and management is considering whether to cancel the contract given the unresponsive nature of the Senegalese government.

Revenue from system sales is recognized on a cost-to-cost percentage of completion (POC) basis.  As a result invoicing on projects and recognized revenues may not match during the course of a project.  Services revenue are recognized on an accrual basis as invoiced to the customer.

Stock was issued as compensation for consulting services in the second quarter.  The valuation of the stock varied as noted in the Company’s financials and footnotes.

Results of Operations for the Three Months Ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014
Sales	$227,688	$(149,467)
Gross Profit (Loss)	$42,216	$(484,585)

General and Administrative Expenses	$211,635	$374,825
Operating Expenses	$222,635	$387,890
Other Income (Expense)	$(191,283)	$(355,464)
Net Loss	$(371,807)	$(1,227,939)

For the three months ended June 30, 2015 and 2014, the Company reported a net loss of $371,807 and $1,227,939 respectively. The change in net loss was primarily attributable to the reduction of costs.

Sales - Net sales for the three months ended June 30, 2015, were $227,688 compared to $(149,467) for the three months ended June 30, 2014.

Gross Profit/(Loss) - During the three months ended June 30, 2015 our gross profit was 42,216 compared to a gross profit of $(484,585) in the same period of 2014.

Operating Expenses –

General and Administrative Expenses – General and Administrative for the three months ended June 30, 2015, were $211,635 as compared to $374,825 for the three months ended June 30, 2014.

Total Operating expenses for the three months ended June 30, 2015 were $222,635, as compared to $387,890 for the three months ended June 30, 2014.

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

Other Income (Expense) - Other income (expense) for the three months ended June 30, 2015 was $ (191,283), as compared to $(355,464) for the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014
Sales	$312,106	$44,552
Gross Profit (Loss)	$(17,816)	$(442,090)

General and Administrative Expenses	$1,194,918	$655,842
Operating Expenses	$1,217,128	$680,743
Other Income (Expense)	$48,393	$(394,535)
Net Loss	$(1,186,551)	$(1,517,369)

For the six months ended June 30, 2015 and 2014, the Company reported a net loss of $1,186,551 and $1,517,369 respectively. The net loss in 2015 was affected by the valuation of stock for services in the first quarter.

Sales - Net sales for the three months ended June 30, 2015, were $312,106 compared to $44,552 for the six months ended June 30, 2014.

Gross Profit/(Loss) - During the six months ended June 30, 2015 our gross loss was $17,816 compared to a gross loss of $442,090 in the same period of 2014.  This generally reflects the CRB-40s in production in 2014 and the CRB-10 production in 2015.

Operating Expenses –

General and Administrative Expenses – General and Administrative for the six months ended June 30, 2015, were $1,194,918 as compared to $655,842 for the six months ended June 30, 2014.  In 2015, stock for services impacted these costs.  We have reduced other G&A costs, primarily related to staffing and travel between the two periods.

Total Operating expenses for the six months ended June 30, 2015 were $1,217,128, as compared to $680,743 for the three months ended June 30, 2014.

For the first six months of 2015, we suspended Research and Development activities.  However, we anticipate that as our operations increase our research and development expenses will increase because we believe that maintaining state of the art products is a key to our continued success.  We expect to achieve economies of scale in our general and administrative expenses as our operations increase as much of our administrative expenses are fixed costs, such as salaries of key personnel and rent. As a result, while we may need to hire additional personnel as operations increase, we believe that the increases in general and administrative expenses will be at a lower rate than the increase in revenues.  In addition we will reduce the use of stock in compensation for services.

Other Income (Expense) - Other income (expense) for the six months ended June 30, 2015 was $48,393, as compared to $(394,535) for the three months ended June 30, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015 compared to December 31, 2014:

	June 30, 2015	December 31, 2014	Increase/(Decrease)
Current Assets	$320,367	$131,002	$189,365
Current Liabilities	$2,720,103	$2,351,815	$368,288
Working Capital	$(2,399,736)	$(2,220,813)	$(178,923)

As of June 30, 2015, we had negative working capital of $2,399,736 as compared to negative working capital of $2,220,813 as of December 31, 2014.  While still negative, it is improved.

Net cash provided by (used in) operating activities for the six months ended June 30, 2015 and 2014 was $(151,002) and $(583,441) respectively.

Net cash provided by (used in) all financing activities for the six months ended June 30, 2015 and 2014 was $192,090 and $242,378 respectively.

The estimated base working capital requirement for the next 12 months is $1,200,000 with an estimated burn rate of $100,000 per month.   As reflected in the accompanying financial statements, the Company had cash of $50,318 at June 30, 2015.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  To address these concerns we have increased the use of an experienced outside accounting firm and CPA with extensive public company experience.  We have also changed procedures related to the monthly reconciliation, and quarterly closes to improve efficiency and reporting.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have added addition review to the monthly reconciliation and quarterly closings as well as increased the use of an outside independent accounting firm.

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

CARDINAL RESOURCES, INC.

Date: August 19, 2015	By:	/s/ Kevin Jones
	Name:	Kevin Jones
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)