Form 10-Q
period 2015-09-30
CARDINAL RESOURCES, INC.
filed 2016-01-22
CIK 1520668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

(412) 374-0989
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 14, 2016, there were 215,967,675 shares outstanding of the registrant's common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

ASSETS
	September 30, 2015	December 31, 2014
	(Unaudited)	(Restated)

CURRENT ASSETS
Cash and cash equivalents	$25,454	$9,230
Accounts receivable, net	81,121	75,143
Inventory	52,317	43,199
Cost in excess of billings	153,605	-
Other current assets	3,430	3,430
TOTAL CURRENT ASSETS	315,927	131,002

PROPERTY, PLANT AND EQUIPMENT, NET	189,874	223,189

TOTAL ASSETS	$505,801	$354,191

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,012,111	$1,124,602
Accounts payable - related parties	72,055	66,467
Notes payable	224,636	203,787
Notes payable - related parties	62,938	65,947
Convertible notes payable, net of discount of $482,738 and $2,853	499,732	265,147
Accrued liabilities	592,823	564,049
Billings in excess of cost on uncompleted contracts	-	46,148
Derivative liabilities	859,276	1,852,319
TOTAL CURRENT LIABILITIES	3,323,571	4,188,466

TOTAL LIABILITIES	3,323,571	4,188,466

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 25,000,000 shares authorized; none of which issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 134,771,025 and 97,348,713 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	134,771	97,349
Additional paid in captial	3,821,148	210,797
Accumulated deficit	(6,773,689)	(4,142,421)
TOTAL STOCKHOLDERS' DEFICIT	(2,817,770)	(3,834,275)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$505,801	$354,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues
Sales	$59,983	$937,906	$372,089	$982,458

Operating expenses
Cost of sales	42,544	436,865	372,466	923,508
Selling, general and administrative	521,391	528,163	1,716,309	1,184,005
Depreciation and amortization expense	11,105	11,836	33,315	36,737
Total operating expenses	575,040	976,864	2,122,090	2,144,250

Loss from operations	(515,057)	(38,958)	(1,750,001)	(1,161,792)

Other (expenses)
Interest expense	(444,256)	(50,383)	(563,816)	(118,282)
Loss on extinguishment of debt	-	-	-	(303,411)
Gain/loss due to changes in derivative liabilities	105,771	(24,469)	(321,502)	(36,507)
Other income (expenses)	2,203	37	4,051	(11,150)
Total other (expenses)	(336,282)	(74,815)	(881,267)	(469,350)

Net (loss)	$(851,339)	$(113,773)	$(2,631,268)	$(1,631,142)

(Loss) per common share
Basic net (loss) per common share	$(0.01)	**	$(0.03)	$(0.02)

Basic weighted average number of shares outstanding	111,729,779	90,576,574	103,990,696	88,567,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDINAL RESOURCES, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,631,268)	$(1,631,142)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expense	33,315	36,737
Amortization of debt discounts	493,785	91,574
Loss on extinguishment of debt	-	303,411
Gain/loss due to changes in derivative liabilities	321,502	36,507
Common stock issued for services	1,214,200	784,000
Warrants granted for services	-	104,998
Changes in operating assets and liabilities:
Accounts receivable	(5,978)	(885,847)
Inventory	(9,118)	(253,063)
Accounts payable	(117,914)	534,755
Accounts payable - related parties	5,588	344,700
Cost in excess of billings	(153,605)	-
Billings in excess of cost on uncompleted contracts	(46,148)	-
Accrued liabilities	42,025	(238,474)
NET CASH USED IN OPERATING ACTIVITIES	(853,616)	(771,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(11,055)
(Payments) to notes receivables	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	(11,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	20,849	-
Proceeds from notes payable - related parties	7,800	-
(Repayments to) notes payable - related parties	(10,809)	-
Proceeds from convertible notes payable	857,000	55,000
(Repayments to) convertible notes payable	(5,000)	-
Proceeds from options exercises	-	22,378
Proceeds from sales of common stock	-	360,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	869,840	437,378

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,224	(345,521)

CASH AND CASH EQUIVALENTS:
Beginning of year	9,230	545,714
End of year	$25,454	$200,193

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount issued with convertible notes	$834,189	$58,000
Shares issued for conversion of debt, including accrued interest	$290,262	$-
Shares issued for price reduction	$330	$0
Relcassification of derivative liability to APIC	$2,143,311	$-
Stock issued to settle partial accrued salaries	$-	$111,015
Stock issued to settle related parties notes	$-	$19,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NOTE – 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim consolidated financial information have read or have access to the Company's annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE – 2 GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as September 30, 2015, the Company had an accumulated deficit and a working capital deficit. In addition, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has taken certain actions and continues to implement changes designed to improve the Company's consolidated financial results and operating cash flows. The actions involve certain cost-saving initiatives and growth strategies, including (a) utilization of outsourced build-to-order production; (b) expansion into new markets, (c) commercialization of patented products and; (c) significant reductions in lease costs. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2015. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

NOTE –3 RESTATEMENT OF FINANCIAL STATEMENTS

In 2015, the Company identified certain errors in calculating derivative liabilities as of December 31, 2014. The Company had a convertible promissory note of $58,000 entitled to be converted at a discount to market price in November 2014. As a result, the existing 5,097,000 warrants shall be reclassified from equity to liabilities, and the convertible notes of total $230,000 with a fixed conversion price shall be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, derivative liabilities as of December 31, 2014 and changes in derivative liabilities for the year of 2014 were understated in amount of $1,836,651. The error did not impact the statement of operations for the three and nine months ended November 30, 2014 and the statement of cash flows for the nine months ended November 30,2014.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of December 31, 2014	Original	Adjustment	Restated

Derivative liabilities	$15,668	1,836,651	$1,852,319
Additional paid in capital	$4,984,037	(4,773,240)	$210,797
Accumulated deficit	$(7,079,010)	2,936,589	$(4,142,421)

NOTE – 4 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015 and 2014, the increase in accounts payable to related parties was $5,588 and $344,700, respectively. Accordingly, accounts payable to related parties were $72,055 and $66,467 as of September 30, 2015 and December 31, 2014, respectively.

Notes payable to related parties were $62,938 and $65,947 as of September 30, 2015 and December 31, 2014, respectively. The Company had proceeds from related parties' loan in amount of $7,800 and repayments of $10,809 to related parties' loan during the nine months ended September 30, 2015. There were no proceeds from nor repayments to related parties' loan during the nine months ended September 30, 2014. The funds borrowed from the Company's related parties were to fund the Company's daily operations.

NOTE – 5 NOTES PAYABLE

As of September 30, 2015 and December 31, 2014, the Company had notes payable of $224,636 and $203,787, respectively, which were conventional debts due on demand without conversion feature. During the nine months ended September 30, 2015, the Company had proceeds of $20,849 from notes payable with interest at a rate of 7% per annum.

NOTE – 6 CONVERTIBLE NOTES

As of September 30, 2015 and December 31, 2014, the Company had outstanding balances on its convertible notes in the amount of $499,732 and $265,147, respectively, net of discounts of $482,738 and $2,853, respectively. The detailed terms were set forth as follows:

(A)	Convertible Notes Payable

As of September 30, 2015 and December 31, 2014, the Company had convertible notes payable in amount of $20,000 and $25,000, respectively, which would be converted automatically upon the completion of a Qualified Financing at a conversion price based upon the Qualified Financing.  The amounts were in default and due on demand as of September 30, 2015, with interest at a rate of 12%. During the nine months ended September 30, 2015, principal of $5,000 plus accrued interests of $1,272 were repaid in cash, and interest expense of $1,795 was recorded, which was included under accrued liabilities as of September 30, 2015.

       During the nine months ended September 30, 2015, the Company issued a convertible note of $12,500 to a third party, which bears interest at a rate of 7% per annum and due on January 8, 2016. At any time while this Note is outstanding, the holder of this Note may convert all or any portion of the Note into the common shares of the Company at a price of $.25 per share (the "Conversion Price"); provided, that if this Note has not been paid or prepaid or converted before the due date, the Conversion Price will be reduced to $.10 per share on the due date. The Company recorded interest expense of $654 related to this Note during the six months ended September 30, 2015. The interest expense of $654 has been included under accrued liabilities as of September 30, 2015.

 On November 22, 2013, the Company completed a private placement pursuant to which the Company issued a convertible promissory note to certain accredited investors, which notes are convertible into shares of our common stock at $0.25 per share. In addition, the Company granted to the same investors' three−year warrants to purchase an aggregate of 276,000 shares of the Company's common stock at $0.25 per share. As a result, the Notes were discounted in the amount of $86,368 due to the intrinsic value of the beneficial conversion option and relative fair value of the warrants. The interest expense for the nine months ended September 30, 2015 and 2014 is $10,373 and $10,373, respectively.

NOTE – 6 CONVERTIBLE NOTES (CONTINUED)

During the third quarter of 2015, $75,000 of the principal of the convertible notes was transfer to another unrelated third party. The $9,788 accrued interest payable was converted to principle. The related agreement was also amended to reduce the exercise price from $0.25 to $0.004 and extend the maturity date to December 31, 2015. In accordance with ASC 470-50-40, this debt modification would be classified as debt extinguishment. No gain or loss is recognized on the debt extinguishment. The amended Notes were discounted in the amount of $84,188 due to the derivative liabilities. During September 2015, the note holder converted $25,500 in principal to 6,374,840 shares, or $.004 per shares.

As of September 30, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $206,193, net of $39,995 discount and $230,000, net of $0 discount, respectively. As of September 30, 2015, $155,000 of the Notes was in default and due on demand.

During the nine months ended September 30, 2015 and 2014, the Company recorded interest expense related to the Notes in amount of $10,373 and $12,075, respectively, which was included under accrued liabilities as of September 30, 2015 and 2014, respectively. (See Note8 for further discussion on debt discount.)

(B)	Convertible Notes Payable – Derivative liabilities

On May 28, 2014, the Company issued a convertible promissory note of $58,000 with an original issue discount of $3,000 (the "Note") to a third party. The Note bears an interest rate of 8% per annum and is due on March 2, 2015, pursuant to which the holder of the Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company after 180 days upon commencement, at 58% of the Market Price, which means the average of the lowest three trading price during the ten trading days prior to the conversion date. During the year ended December 31, 2014, a portion of the principal in amount of $45,000 was converted into 1,002,777 shares of common stock. The remaining balance of $13,000 plus accrued interest of $2,320 were converted into 76,562 shares on January 6, 2015. Accordingly, the related debt discounts of $2,853 were amortized in full and the related derivative liability of $24,163 was reclassified to additional paid in capital.

On March 9, 2015, the Company issued a convertible promissory note of $100,000 (the "Note") to a third party. The Note bears an interest rate of 12% per annum and is due on September 9, 2015, pursuant to which the holder of the Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company, at 55% of the Market Price, which means the lowest trading price during the twenty days trading days prior to the conversion date. During the nine months ended September 30, 2015, a portion of the principal in amount of $35,506 was converted into 7,667,023 shares of common stock. The remaining balance of $64,494 plus accrued interest of $6,616 were in default and due on demand as of September 30, 2015, with interest at a rate of 12%. Please refer to the following tables for further discussion.

        On January 15, 2015, the Company issued a convertible promissory note of $124,000 (the "Note II") to a third party. The Note bears an interest rate of 8% per annum and is due on October 20, 2015, pursuant to which the holder of the Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company after 180 days upon commencement, at 58% of the Market Price, which means the average of the lowest three trading price during the ten trading days prior to the conversion date. Due to the variable conversion rate, the embedded conversion option qualified for derivative accounting. During the three months ended September 30, 2015, the notes is convertible and the principal is increased by $62,000 penalty due to the notes is default. During the third quarter of 2015, the $186,000 principal and $4,960 accrued interest are fully converted into 8,887,032 shares of common stock. Please refer to the following tables for further discussion.
During the nine months ended September 30, 2015, the Company issued 26,792,312 shares of common stocks for the conversion of $290,262 convertible notes payable and accrued interest payable. See Note 6 for further discussion. During the nine months ended September 30, 2015, the Company issued convertible notes with derivative liabilities, the detailed terms of which were set forth as follows:

NOTE – 6 CONVERTIBLE NOTES (CONTINUED)

Principal	Default		Conversion		Balance
Amount	Penalty	Repayment	in principal	# of shares	as of 9.30.15	Due Date	Interest Rate	Conversion Price
124,000	62,000		(186,000)	8,887,032	-	10/16/2015	8%	58% of the average of the lowest three trading prices during the 10 trading day period prior to the conversoin date
55,000	-	-	-		55,000	2/22/2016	10%	55% of the lowest Trading Price during the twenty-five Trading Day period prior to the conversion date
80,000	-	-	-		80,000	12/31/2018	10%	50% of the average of the volume weighted average prices during the 5 trading days prior to conversion date
7,292	-	-	(7,292)	486,133	-	11/18/2015	8%	A price equal to the lesser of 75% of the lowest trade price during the 10 trading days prior to conversion date or $.25 per share
90,000	-	-	-		90,000	7/9/2016	10%	55% of the lowest Trading Price during the twenty Trading Day period prior to the conversion date
50,000	-	-	-		50,000	7/9/2016	8%	50% of the lowest Trading Price during the ten Trading Day period prior to the conversion date
75,000	-	-	-		75,000	7/13/2016	12%	50% of the lowest Trading Price during the twenty Trading Day period prior to the conversion date
48,500	-	(3,600)	-		44,900	8/3/2016	5%	The lower of $0.003 or 45% of the lowest Trading Price during the twenty Trading Day period prior to the conversion date
33,000	-	-	-		33,000	9/3/2016	5%	The lower of $0.003 or 45% of the lowest Trading Price during the twenty Trading Day period prior to the conversion date
50,000	-	-	-		50,000	7/13/2016	8%	50% of the lowest Trading Price during the ten Trading Day period prior to the conversion date
100,000	-	-	(35,506)	7,667,023	64,494	9/9/2015	12%	55% of the lowest Trading Price during the twenty Trading Day period prior to the conversion date
62,222	-	-	(15,300)	2,250,000	46,922	3/16/2017	12%	60% of the lowest Trading Price during the twenty five Trading Day period prior to the conversion date
31,111	-	-	-		31,111	8/27/2017	12%	60% of the lowest Trading Price during the twenty five Trading Day period prior to the conversion date

The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. See Note 7 for further discussion.

NOTE – 6 CONVERTIBLE NOTES (CONTINUED)

(C)	Convertible Notes Payable issued with warrant – Derivative liabilities

During the nine months ended September 30, 2015, the Company issued convertible notes with warrants, the detailed terms of which were set forth as follows:

Convertible	Principal
Notes	Amount	Due Date	Interest Rate	Conversion Price
	126,000.00	6/26/2016	8%	lower of $0.4 or the market price on conversion date

Warrant	Expiration date	Exercise price	# of shares
	6/26/2020	$0.4	1,189,727 ($63,000 divided by exercise price)

The Company has determined that the conversion feature of the Notes and warrants represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes and warrants are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. On the commitment date, $13,179 and $110,000 were recorded as a day 1 loss on derivative liabilities and debt discount, respectively, were recorded for the derivative related to the convertible notes and detached warrants. See Note 7 for further discussion.

(D)	Convertible Debt
Convertible Debt is summarized as follows:

Balance
Balance at December 31, 2014	$265,147
Proceeds received from convertible notes	857,000
(Repayments to convertible notes)	(5,000)
(Conversion to common stock)	(286,199)
Debt derivative discount	(834,189)
Transfer of accrued interest to debt	9,188
Amortization of debt discount	493,785
Balance as at September 30, 2015	$499,732

The Company unamortized debt discount $482,738 and $2,853 as of September 30, 2015 and 2014, respectively. Amortization of debt discount on notes payable for the nine months ended September 30, 2015 and 2014 was $493,785 and $91,574, respectively.

NOTE – 7 DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt and warrants issued during 2014 and 2015. The Company has determined that the conversion feature of the Notes and warrants represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes and warrants are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities was determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Beginning Balance, January 1, 2015	1,852,319
Additions	828,766
Mark to Market	321,502
Reclassification to APIC due to conversions	(2,143,311)
Balance, September 30, 2015	859,276

 The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as September 30, 2015:

Reporting Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Valuation Date	Volatility Percentage	Risk-free Rate
At issuance	$1,078,369	0.27 – 3.56	$0.04 - $0.25	$0.02 - $0.44	134.63% - 400.52%	0.02% - 0.7%

9/30/2015	$859,276	0.4 – 4.49	$0.0028 - $0.8	$0.065	188.61% - 301.43%	0.08% - 1.37%

NOTE – 8 STOCKHOLDERS' EQUITY

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
During the first three quarters of 2015, the Company also issued warrants and common stock. The detailed terms were set forth as below:

(A)	Warrants

On March 26, 2015, the Company issued 5-year warrants for the purchased of total 1,189,727 shares of the Company's common stock in the aggregate at $0.4 per share for services.

During the second quarter of 2015, the Company issued two-year warrants for the purchase of total 700,000 shares of the Company's common stock in the aggregate at $0.10 per share for services.

 On September 30, 2015, the Company had a convertible promissory notes entitled to be converted at a discount to market price. As a result, the existing 5,097,000 warrants shall be reclassified from equity to liabilities. Please refer to Note 7 for further discussion.

The following table summarizes all warrants, outstanding as of September 30, 2015, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Stock Warrants
Balance at December 31, 2014	5,097,000	$0.37	1.9
Granted	1,889,727	$0.10	1.8
Exercised	0	$0
Expired	0	$0
Balance at September 30, 2015	6,986,727	0.34	1.9
Warrants Exercisable at September 30, 2015	6,986,727	$0.34	1.9

(B) Stock issued for services

During the first quarter of 2015, the Board of Directors of the Company approved the issuance of 2,000,000 shares of common stock to the founders of the subsidiary as bonus. The value of the shares in amount of $800,000 was determined using the trading price of the Company's common stock on the issuance date, or $.40 per share.  Accordingly, the Company calculated stock based compensation of $800,000 as its fair value and recognized the expense during the nine months ended September 30, 2015.

During the first quarter of 2015, the Board of Directors of the Company approved the issuance of 100,000 shares of common stock to an unrelated consultant for services rendered during such quarter. The value of the shares in amount of $105,000 was determined using the trading price of the Company's common stock on the issuance date, or $1.05 per share. And the Board of Directors of the Company approved another issuance of 150,000 shares of common stock to an unrelated consultant for services rendered during such quarter. The value of the shares in amount of $15,000 was determined using the trading price of the Company's common stock on the date on the Broad of resolution, or $.1 per share, and the shares are issued during the third quarter of 2015. Accordingly, the Company calculated stock based compensation of $120,000 as its fair value and recognized the expense during the nine months ended September 30, 2015.

During the second quarter of 2015, the Board of Directors of the Company approved the issuance of 850,000 shares of common stock to an unrelated consultant for services rendered during such quarter. The value of the shares in amount of $51,850 was determined using the trading price of the Company's common stock on the issuance date, or $.061 per share. Accordingly, the Company calculated stock based compensation of $51,850 as its fair value and recognized the expense during the nine months ended September 30, 2015.

During the third quarter of 2015, the Board of Directors of the Company approved the issuance of 5,500,000 shares of common stock to an unrelated consultant for services rendered during such quarter. The value of the shares in amount of $187,000 was determined using the trading price of the Company's common stock on the effective date of agreement, or $0.03 per share. And the Board of Directors of the Company approved another issuance of 1,00,000 shares of common stock to an unrelated consultant for services rendered during such quarter. The value of the shares in amount of $34,000 was determined using the trading price of the Company's common stock on the date on the Broad of resolution, or $0.03 per shares. And the Board of Directors of the Company approved another issuance of 700,000 shares of common stock to two unrelated consultant for services rendered during such quarter. The value of the shares in amount of $21,350 was determined using the trading price of the Company's common stock on the date on the Board of resolution, or $.03 per share, and the shares are issued during the third quarter of 2015. Accordingly, the Company calculated stock based compensation of $21,350 as its fair value and recognized the expense during the nine months ended September 30, 2015.Accordingly, the Company calculated stock based compensation of $242,350 as its fair value and recognized the expense during the nine months ended September 30, 2015.

(c) Stock issued for conversion of debt

             During the nine months ended September 30, 2015, the Company issued 26,792,312 shares of common stocks for the conversion of $290,262 convertible notes payable and accrued interest payable. See Note 6 for further discussion.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivatives

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015:

NOTE - 9 FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value Measurements at September 30, 2015
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value

Derivative liability – 12/31/2014	$-	$-	$1,852,319	$1,852,319
Derivative liability – 9/30/2015	$-	$-	$859,276	$859,276

NOTE – 10 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company has three long term contract in progress at September 30, 2015.  Work has started on one additional long term contract that will have costs and earnings in the following periods:

Job	Bayelsa	CAM WATER	AquaSaludable	Total

Contract Revenues	6,300,000	27,808,820	265,542
Estimated COGS	5,104,961	17,720,883	177,515
Estimated Gross Profit	1,195,039	10,087,937	88,027
Gross Margin	19%	36%	33%

COGS in 2013	998,357	-	-
COGS in 2014	364,355	215,047	22,630
COGS in 2015 Q1	24,440	8,257	18,710	51,407
COGS in 2015 Q2	1,319	48,024	117,651	166,994
COGS in 2015 Q3	-	1,486	86,924	88,410
Total actual COGS	1,388,471	272,814	245,915	306,811

Percentage of completion 3rd qtr	27%	2%	100%

Revenues - POC	1,713,502	428,118	265,542
Less: previously recognized	(1,681,715)	-	(97,776)
Less: uncertainty in collectability *		(428,118)
Recognized during 2015	31,787	-	167,766	199,553
* The revenues from CAM WATER were deferred due to uncertainty in collectability

NOTE – 10 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (CONTINUED)

As of September 30, 2015 and December 31, 2014, the Company had cost in excess of billings in amount of $153,605 and $0, respectively, recorded in current assets.

As of September 30, 2015 and December 31, 2014, the Company had billings in excess of costs in amount of $0 and $46,148, respectively, recorded in current liabilities representing billings in excess of revenues recognized.

NOTE – 11 CONCENTRATION AND RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables. For international sales the Company requires financial payment guarantees such as Letters of Credit or Sovereign Guarantees. Based on a number of factors the Company may require credit insurance.  The Company has enrolled in an Accounts Receivable Insurance program for new export sales.

During nine months ended September 30, 2015, one customers comprised approximately 71% of total revenue. During nine months ended September 30, 2014, two customers composed approximately 99% of total revenue.

During nine months ended September 30, 2015 and 2014, there was no significant concentration in vendors.

NOTE – 12 SUBSEQUENT EVENTS

After the September 30, 2015 quarter ended, the Company issued 80,208,415 shares of common stocks to convert debentures and interest at various conversion rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Cardinal Resources, Inc. (the "Company") from time to time with the SEC (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by Company's management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company's business, industry, and the Company's operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Basis of Presentation

The following management's discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the quarters ending September 30, 2015, and 2014.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this Report.

Overview

The following presents an overview of Cardinal Resources' history, the development of our patented systems, and the status of our key contracts.  For the third quarter key activities and actions include:

•	Subsequent to the end of the 3rd Quarter the U.S. Export Import Bank Charter was approved.

•	Installation of the first system in Panama was completed and the technology accepted by the Government of Panama

•
An order for a Mobil Red Bird System to be delivered to Suzhou City, China was placed, the down payment received, and assembly commenced. Revenue for this system will be recognized in the 4th quarter 2015 and 1st quarter of 2016.

•
A Stock Purchase Agreement was signed for a two tranche investment into the Company totaling $7.5 million.  The first tranche of $3.75 million is scheduled to close in the 1st Quarter 2016.  Closing of the second tranche is dependent on both the investor and the Company meeting a number of milestones.

•	We expanded our services business to add revenue to the Company. This has begun to have a positive affect which may increase going forward.

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

In 2014 work was on going on the Bayelsa Nigeria contract, but production slowed as payments slowed.  Based on recent discussions and partial payments we anticipate the work re-starting in 2016.  Work commenced on the CAMWATER contract with the completion of the required Environmental Assessments, and design work for custom components.  The majority of the work is scheduled for 2016 pending the final approvals of the customers financing.

In 2015, the first system, a CRB-10, has been delivered to Soloy Panama as part of their long-term agreement.  We have also received an order for a Mobile Red Bird System as part of our move to open the China market.

The transition from primarily a services company to a systems/services company has been a significant challenge as reflected in the Company's financial statements.  The Company while focused on the implementation of its existing contracts and expanding our base of business continues to work to resolve issues, including judgements, related to the past downturn.  While those challenges are real, the Company continues to make progress in paying down past obligations and moving the business forward.

As of September 30, 2015 the US Export Import Bank's (EXIM) Charter was not re-authorized by the US Congress. Finally on December 4, 2015 the Charter was renewed and the Bank is back in the business of helping finance US Exports.  While this is positive news, it does not mean an immediate release of fund for our CAMWATER contract.  The Bank will take some time to come back up to speed on the contracts and we must still wait for Congress to vote on the Bank's Board of Directors.  In the interim we are in discussion with the Bank's Project Manager to make sure there are no questions that will hold up the process once the Board is in place and other funding alternatives.

While the EXIM process is underway, the Company will continue to seek alternative financing for our international projects.  In this way if there are further delays in the Board approval we will still be positioned to move forward.  We have also closed cash deals for systems in Panama, the US and China as part of our plan to include both cash sales as well as sales requiring EXIM or other Export Credit Agency (ECA) financing.  Even in the best situations, projects with ECA financing will take longer than a cash sale.  Ultimately the Company's goal is to have a healthy mix of both types of projects, direct sale and ECA financing.

Plan of Operations

Our Plan of Operations is focused on becoming the global preferred provider of sustainable water treatment systems using a distributed architecture. To meet this goal our plans call for the Company to expand our financial management, technical implementation staff, and market development. Part of our plan is to continue to expand our technologies, and approaches as well beginning with distributed waste water treatment. In terms of expansion our plan is to first have implementation well underway in the West Africa, China, and Latin America markets.  From there we plan to move aggressively to close on other opportunities in our pipeline, good opportunistic situations and expand into our next geographic targets of India, and Southeast Asia. We are planning to continue to outsource our manufacturing within the US and with the closing of the Hangzhou Sky Water Co., Ltd. Stock Purchase Agreement, we may expand assembly to China via a Joint Venture.  The Company plan is to retain US manufacturing for key components, technology protection, prototype development and producing systems.

Contracts

Cardinal Resources has large commercial contracts to provide the Red Bird System, ancillary equipment, and associated services in Cameroon, Nigeria, and Senegal that have been delayed in part due to the delays reauthorization of the U.S.EXIM Bank and the decrease in hard currency in Nigeria.  These contracts, which are backed by a combination of bank guarantees, sovereign guarantees, and export bank financing, are now scheduled for completion in 2016 and 2017.  The two stage process, typical on projects using export bank financing, where you first obtain a commercial contract followed by a finance agreement does increase the time from contract to implementation.  The Company does take steps, including prescreening deals with the banks to shorten this time frame.  We are also seeking other sources of Export Credit Agency financing for the larger contracts.

The US, Panama, and China contracts are smaller but not impacted by the lack of Export Credit Agency funding.  As the ECA issues are largely beyond our control, the Company has shifted focus to expanding with smaller cash transactions.  We believe these sales will lead to additional sales on a steady, sustainable basis.  With the anticipated return of the ECA financing, the Company will continue to pursue both types of sales.

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

The use of common stock to pay for services, while not a cash outlay, has a significant impact on SG&A.  Typically the stock is issued to pay for services over an extended period, for example a year-long agreement for legal or accounting services.  The value of the stock is accounted for at the time it was granted which causes an impact in the quarter.  It does indicate that key vendors believe that the stock will continue to have value in that they are willing to let the Company pay for work with restricted common stock.  As we move forward the Company is planning to reduce and eliminate the stock for services.

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

Recent Developments

The first nine months of 2015 was focused on closing the project finance for our largest commercial contract, expansion in Latin America, India, and China, collections from existing contracts, build-to-order production and service expansion.  While India has not progressed, we have delivered the first system to Panama and have received the first order for China and a US order.  Revenue has lagged compared to projections due to the project finance issues and the lower oil prices which has impacted the hard currency in Nigeria.  The Touba Senegal contract, which was scheduled to begin in early 2015 is still pending and management is considering whether to cancel the contract given the unresponsive nature of the Senegalese government.

Revenue from system sales is recognized on a cost-to-cost percentage of completion (POC) basis.  As a result invoicing on projects and recognized revenues may not match during the course of a project.  Services revenue are recognized on an accrual basis as invoiced to the customer.

Stock was issued as compensation for consulting services in the third quarter.  The valuation of the stock varied as noted in the Company's financials and footnotes.  Employment agreements were entered into for key employees subsequent to the end of the 3rd. Quarter.

Results of Operations for the Three Months Ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014
Sales	$59,983	$937,906
Gross Profit (Loss)	$17,439	$501,041

General and Administrative Expenses	$521,391	$528,163
Operating Expenses	$575,040	$976.864
Other Income (Expense)	$(336,282)	$(74,815)
Net Loss	$(851,339)	$(113,773)

For the three months ended September 30, 2015 and 2014, the Company reported a net loss of $851,339 and $113,773 respectively. The change in net loss was primarily attributable to the increased costs associated with new convertible debt and a slow-down in project implementation.

Sales - Net sales for the three months ended September 30, 2015, were $59,983 compared to $937,906 for the three months ended September 30, 2014.  This reflects the activities on major contracts that slowed due to ECA financing issues.

Gross Profit/(Loss) - During the three months ended September 30, 2015 our gross profit was 17,439 (29%) compared to a gross profit of 501,041 (52%) in the same period of 2014 which reflects the services (lower gross margin) and systems mix.

Operating Expenses –

General and Administrative Expenses – General and Administrative for the three months ended September 30, 2015, were $521,391 as compared to $528,163 for the three months ended September 30, 2014.

Total Operating expenses for the three months ended September 30, 2015 were $575,040, as compared to $976,864 for the three months ended September 30, 2014.

We anticipate that our research and development expenses will increase because we believe that maintaining state of the art products is a key to our continued success.  We expect to achieve economies of scale in our general and administrative expenses as our operations increase as much of our administrative expenses are fixed costs, such as salaries of key personnel and rent. As a result, while we may need to hire additional personnel as operations increase, we believe that the increases in general and administrative expenses will be at a lower rate than the increase in revenues.  In addition we will reduce the use of stock in compensation for services.

Other Income (Expense) - Other income (expense) for the three months ended September 30, 2015 was $ (336,282), as compared to $(74,815) for the three months ended September 30, 2014.  This increase is due to interest expense and increased derivative liabilities.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Sales	$372,089	$982,458
Gross Profit (Loss)	$(377)	$58,950

General and Administrative Expenses	$1,716,309	$1,184,005
Operating Expenses	$2,122,090	$2,144,250
Other Income (Expense)	$(881,267)	$(469,350)
Net Loss	$(2,631,268)	$(1,631,142)

For the nine months ended September 30, 2015 and 2014, the Company reported a net loss of $2,631,268 and $1,631,142 respectively. The net loss in 2015 was affected by the valuation of stock for services, increased interest expense and derivative liabilities.  With increased revenue we can consolidate or retire the debt to improve performance.

Sales - Net sales for the three months ended September 30, 2015, were $372,089 compared to $982,458 for the nine months ended September 30, 2014 reflecting the slow-down in project implementation.

Gross Profit/(Loss) - During the nine months ended September 30, 2015 our gross loss was $377 compared to a gross profit of $58,950 in the same period of 2014.  This generally reflects the mix in production, project initiation, and services in 2015.

Operating Expenses –

General and Administrative Expenses – General and Administrative for the nine months ended September 30, 2015, were $1,716,309 as compared to $1,184,005 for the nine months ended September 30, 2014.

Total Operating expenses for the nine months ended September 30, 2015 were $2,122,090, as compared to $2,144,250 for the nine months ended September 30, 2014.

For the first nine months of 2015, we suspended Research and Development activities.  However, we anticipate that our research and development expenses will increase because we believe that maintaining state of the art products is a key to our continued success.  We expect to achieve economies of scale in our general and administrative expenses as our operations increase as much of our administrative expenses are fixed costs, such as salaries of key personnel and rent. As a result, while we may need to hire additional personnel as operations increase, we believe that the increases in general and administrative expenses will be at a lower rate than the increase in revenues.  In addition we will reduce the use of stock in compensation for services.

Other Income (Expense) - Other income (expense) for the nine months ended September 30, 2015 was $(881,267) as compared to $(469,350) for the nine months ended September 30, 2014 largely due to notes issued.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2015 compared to December 31, 2014:

	September 30, 2015	December 31, 2014	Increase/(Decrease)
Current Assets	$315,927	$131,002	$184,925
Current Liabilities	$3,323,571	$4,188,466	$(864,895)
Working Capital	$(3,007,644)	$(4,057,464)	$1,049,820

As of September 30, 2015, we had negative working capital of $3,007,644 as compared to negative working capital of $4,057,464 as of December 31, 2014.  While improved by $1,049,820, the Company is working to reduce or consolidate debt under more favorable terms as well as increase revenue to improve this trend.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2015 and 2014 was $(853,616) and $(771,844) respectively.

Net cash provided by (used in) all financing activities for the nine months ended September 30, 2015 and 2014 was $869,840 and $437,378 respectively.

The estimated base working capital requirement for the next 12 months is $1,200,000 with an estimated burn rate of $100,000 per month.   As reflected in the accompanying financial statements, the Company had cash of $25,454 at September 30, 2015.

The ability of the Company to continue its operations is dependent on Management's plans, which include increasing revenue, decreasing or consolidating debt, contract specific financing, raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company's existence.  To continue it is imperative that the Company quickly ramp up revenue and reduce variable convertible debt.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated Revenue may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its strategy.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company's financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in the footnotes of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Revenues and Cost of Revenues

Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company's estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

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

The asset, "cost and estimated earnings in excess of billings on uncompleted contract" represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's PEO and PFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  To address these concerns we have increased the use of an experienced outside accounting firm and CPA with extensive public company experience.  We have also changed procedures related to the monthly reconciliation to improve efficiency and reporting.  As soon as possible we will add financial staff to the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  The past debts including judgements related to the former company represent an increased risk which the Company is activity working to reduce through negotiations where appropriate and payment plans.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 10-K, filed with the SEC for the year ending December 31, 2014.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" herewith and not "filed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL RESOURCES, INC.

Date: January 21, 2016	By:	/s/ Kevin Jones
	Name:	Kevin Jones
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)